Form 10-K
BIG O TIRES INC
filed 1995-03-30
CIK 718082

                                 UNITED STATES
                                 -------------
                       Securities and Exchange Commission
                       ----------------------------------
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K
                                   ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from _____________ to ______________. Commission File Number: 1-8833

                                  BIG O TIRES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                                                 87-0392481
 --------------------------------------------------       -------------------------------------------
  (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification Number)
  organization)

                           11755 East Peakview Avenue
                         Englewood, Colorado      80111
              --------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 790-2800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          $0.10 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held as of March 24, 1995, by nonaffiliates of the registrant was $35,473,244.50.
As of March 24, 1995, the registrant had 3,311,766 shares of its $0.10 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

The definitive Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated by reference in lieu of the information required by Part III hereof.
                                                          Total Pages       718.
                                                          Exhibit Index Page  57

                                     PART I
                                     ------

 Item 1.  BUSINESS
 -----------------

 (a)  General Development of Business
      -------------------------------

 (a) (1) General. The primary business of Big O Tires, Inc. (the "Company") is to franchise Big O retail stores ("Retail Stores") and supply Retail Stores with tires and related automotive products. On a limited basis, the Company engages in site selection and real estate development for new, franchised Retail Stores, and the Company also owns and operates Retail Stores. As used herein, the term Retail Stores also includes the Company-owned Retail Stores unless a distinction is warranted for clarification. Each independently owned corporation, partnership and sole proprietorship that has entered into a Franchise Agreement with the Company is hereinafter referred to as a "Franchisee" or collectively as the "Franchisees."

 As shown on the following page, at January 31, 1995, the Company had 378 Retail Stores, 374 of which were franchised and 4 of which were Company-owned. The Company also distributes its products at wholesale prices to 37 unaffiliated retail tire stores in British Columbia, Canada, with which the Company has a user agreement (the "Canadian Licensees").

 The Company sells its Franchisees and Canadian Licensees an exclusive line of premium private label Big O brand passenger, light truck, recreational and high performance tires that are primarily manufactured by Kelly-Springfield Tire Company (a division of The Goodyear Tire & Rubber Company) ("Kelly-Springfield") and secondarily for a limited time by General Tire, Inc. (a subsidiary of Continental AG) ("General"). The Company currently distributes tires, its exclusive ProComp high performance wheels and other automotive products through its Regional Sales and Service Centers ("RSC") located in the states of California, Colorado, Idaho, Indiana and Nevada. In June 1993, the Company adopted a plan to consolidate three (3) of its RSCs into a single facility located near Las Vegas, Nevada (the "Las Vegas RSC"). The Las Vegas RSC opened on March 6, 1995. One of the three RSCs that was consolidated into the Las Vegas facility is the Denver, Colorado, RSC, which closed on March 24, 1995. In December 1994, the Company sold its Denver RSC to an unrelated third party. The Denver RSC sale was consummated with a $242,000 down payment, certain rent concessions, and the assignment of the Company's promissory note and mortgage on the facility from the existing mortgage. The other two RSCs that are to be or have been consolidated into the Las Vegas RSC are in the cities of Ontario and Vacaville, California. The Ontario RSC is scheduled to close on or around May 1, 1995. The Company is obligated under the lease on the Ontario warehouse until June 24, 1998. In June 1994, the Company leased the entire Vacaville, California, RSC under an agreement that will continue through March 31, 2000.

 The following table sets forth the number of Retail Stores, by marketing region, as of January 31, 1995:

===========================================================================================================
                REGION                        # of Franchisee     # of Company      # of Joint      Total
                                                Owned Stores      Owned Stores       Venture
                                                                                     Stores *
-----------------------------------------------------------------------------------------------------------

   SOUTHWEST REGION
   (includes Arizona, southern parts of              84                1                10            95
   California, Nevada; and Utah)
-----------------------------------------------------------------------------------------------------------
   WESTERN REGION
   (northern part of California and                  97                0                 1            98
   Western Nevada)
-----------------------------------------------------------------------------------------------------------
   NORTHWEST REGION
   (Idaho, Montana, Northern Nevada,                 77                1                 1            79
   Oregon, Utah, Washington and
   Wyoming)
-----------------------------------------------------------------------------------------------------------
   CENTRAL REGION
   (includes Colorado, Nebraska, New                 68                0                 1            69
   Mexico, Oklahoma, South Dakota,
   Texas and Wyoming)
-----------------------------------------------------------------------------------------------------------
   SOUTHEAST REGION
   (includes Indiana, Kentucky and                   35                2                 0            37
   North Carolina)
-----------------------------------------------------------------------------------------------------------
   TOTAL                                            361                4                13           378
===========================================================================================================

 * The Company, through its wholly-owned subsidiary, Big O Retail Enterprises, Inc., a Colorado corporation, also enters into retail joint ventures with existing Franchisees so that additional Retail Stores can be opened and, in certain selected cases, may buy an interest in existing Retail Store(s) through an existing joint venture. The Company looks to its joint venture partner to manage the Retail Store and to purchase the Retail Store from the joint venture after three (3) years of operation using a formula allowing for a determination of the purchase price to be paid to the Company.

 In 1994, twenty-six (26) Franchisee owned Retail Stores were opened and nine
 (9) were closed. The Company sold five (5) of its Company-owned Retail Stores located in the states of Colorado, Kentucky and Oklahoma to Franchisees, and the Company acquired four (4) previously franchised Retail Stores in Kentucky, two (2) of which continue to be operated as Company-owned Retail Stores. The Company closed four (4) Company-owned Retail Stores located in the states of Colorado, Oklahoma and Kentucky that the Company acquired in 1993 and 1994.

 The Company continues to look to convert existing retail tire stores and retail tire store chains to the Big O system as part of its growth strategy, but has met with limited success using this growth strategy. The Company has not emphasized the use of Company-owned Retail Stores as part of its business, but in certain circumstances the Company may acquire tire stores and/or retail tire store chains as a means to grow its business.

 Investment Banker. At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution calling for the Company to engage an investment banker to explore all alternatives for enhancing the value of the Company. In implementing this resolution, the Company's Board of Directors established the Investment Committee of the Board which retained PaineWebber Incorporated to fulfill this shareholder proposal. In September 1994, the proponent of the June 1994 shareholder proposal, upon invitation by the Board, began assisting the Investment Committee in this process. On December 23, 1994, the Company announced that the Investment Committee had agreed to enter into a period of exclusive negotiations with, and agreed to pay certain expenses of, a group of Company officers, managers and Franchisees ("Dealer-Management Group") that made an offer to acquire the outstanding shares of the Company for $18.50 per share. The Dealer-Management Group originally made the offer to acquire the Company on December 2, 1994, subject to certain conditions including the Dealer-Management Group's ability to obtain the necessary financing. The proposed transaction would have taken the Company private and was led by the Company's President, other officers and managers and Franchisees acting on behalf of certain of the Company's Franchisees. On February 7, 1995, the Company was notified that the Dealer-Management Group elected not to continue negotiations to acquire the Company due to the difficulties in obtaining commitments for the elements of financing necessary to consummate the acquisition and the inability of the representatives of the Franchisees and management to reach mutual understandings on certain fundamental issues relating to the acquisition. The Dealer-Management Group expenses the Investment Committee agreed to pay totalled $115,000.

 At the time the Dealer-Management Group withdrew the offer to acquire the Company, the Company was also informed by representatives of management that they continue to be interested in completing a purchase of the Company on mutually agreeable terms to shareholders, management, certain Franchisees and the Board. The Company has advised the management representatives that it will consider carefully credible proposals but the Board of Directors will continue to review alternatives to enhance the value of the Company. In the meantime, management of the Company has been restructured, creating the Office of the Chief Executive. Members of the Office of the Chief Executive consist of the Company's Chairman, Vice-Chairman and President. The Board of Directors is permitting the Company's President to devote a portion of his time to efforts to acquire the Company until such time as the Board of Directors advise otherwise. In a Schedule 13D, as amended, the Company was notified that certain members of management and certain members of Franchisees met on March 2 and 3, 1995, and evaluated the possibility of re-opening negotiations with the Investment Committee regarding the acquisition of all of the outstanding shares of the Company. Those persons stated that they determined to contact the Investment Committee regarding such negotiations and that they believed that if an agreement is to be reached regarding such a transaction, the price per share of common stock of the Company must be below the price of $18.50 per share previously discussed. As of March 24, 1995, the Investment Committee has not been approached by these persons. The Company has also been notified in two additional amended Schedule 13D filings, one of which was prepared by the Balboa Investment Group, L.P., a California limited partnership and Mr. Kenneth
 W. Pavia, Sr., the sole general partner of this partnership, collectively the "Balboa Group", and the other amended filing was prepared by those persons mentioned above, that the Balboa Group has entered into a confidentiality agreement with certain Company Franchisees who have expressed an interest in acquiring the Company. The amended filings indicate that the Company's Franchisees intend to discuss with the Balboa Group the possibility of acquiring the Company's common stock owned or controlled by the Balboa Group, contingent upon, among other things, the completion of the acquisition of the Company. Those talks would cover the possibility of selling the Balboa Group's common stock in the Company to certain of the Company's Franchisees.

 (a)  (2)  Information Required From Registrants on Form S-1
           -------------------------------------------------

 Not applicable.

 (b)  Financial Information About Industry Segments
      ---------------------------------------------

 During the three years ended December 31, 1994, over ninety percent (90%) of the Company's revenues, operating profit and identifiable assets have been attributable to one industry segment, i.e., ownership, operation and franchising of Retail Stores and the related wholesale and retail marketing of tires and other automotive aftermarket products to or through such Retail Stores. During this same three year period, less than ten percent (10%) of the Company's revenues, operating profit and identifiable assets have been attributable to the Company's development of real estate sites for Retail Stores through its wholly-owned subsidiary, Big O Development, Inc. ("Development"), and one partnership.

 (c)  Narrative Description of Business
      ---------------------------------

 The Company's principal business is franchising of Retail Stores and supplying these stores with tires and related automotive aftermarket products through the Company's RSCs. The Retail Stores are located primarily in the western United States as indicated on the chart on page 3. The Company also distributes its products to the 37 Canadian Licensees (see "Canadian Operations" on page 6).

 In March 1994, the Company became a member of Summit Tire and Battery, Inc. ("Summit"), an independently owned buying group based in Brandon, Florida. In certain parts of the country, Summit provides the Company exclusive access to the Heritage line of passenger and light truck tires. The Heritage brand is manufactured by Kelly-Springfield.

 In June 1994, subject to certain Company established limitations for development activities, the Company formulated a real estate development program involving the sale of Retail Store sites to prospective Franchisees that qualify for Small Business Administration ("SBA") guaranteed loans. In certain instances, the Company may provide subordinated loans (as to collateral) not to exceed $50,000 for the prospective Franchisee to qualify for this SBA guaranteed funding. The Company anticipates that this financing will be repaid to the Company by the Franchisee, amortized monthly over five (5) years. Another component of the Company's real estate development program is site selection and development of the site. The Company anticipates that this construction financing will be repaid if the financing through the SBA guaranteed source is obtained by the prospective Franchisee.

 The Company has also assisted in obtaining financing for new Retail Store development with an unrelated third party financing company by providing debt guarantees for joint ventures. The Company also has provided lease guarantees to developers on behalf of Franchisees and straight debt financing for Retail Stores developed internally.

 In June 1994, the Company opened the RSC located in New Albany, Indiana, at a total cost of approximately $1,985,000. Change orders associated with the completion of this RSC totalled $73,000. In February 1995, the Company acquired the Las Vegas RSC at a total cost of approximately $7.7 million. At March 20, 1995, change orders associated with the completion of this RSC totalled approximately $300,000. The Las Vegas RSC opened on March 6, 1995.

 (i)  Products, Services and Marketing.
      ---------------------------------

      Franchise Operations:
      ---------------------

      With respect to the Company's franchise operations, the primary products provided and services related thereto are described in the franchise agreement with each Franchisee (the "Franchise Agreement"). The Franchise Agreement essentially grants to the Franchisee a ten (10) year license to sell Big O brand tires and to use Company trademarks and trade secrets in the operation of a Retail Store at a specific location within a trade area defined in the Franchise Agreement.

      Franchisees are generally required to capitalize their business with $153,500 to $335,600 which covers the initial franchise fee, inventories, equipment, working capital, certain deposits and initial advertising costs. Initial franchise fees range between $7,000 to $21,000 depending on the Company's classification of the prospective Franchisee, as defined in the Franchise Agreement. In addition to the initial franchise fee, all Franchisees are required to pay monthly royalty fees of 2% of each Retail Store's prior month's gross sales, as defined in the Franchise Agreement.

      The Company offers a unique franchise program characterized by high standards, quality products and ongoing support designed to establish and grow successful Retail Stores. Most Franchisees are owner/operators, instead of passive investors. Management believes that a Franchisee's active involvement in the day-to-day operation of a Retail Store enhances its performance. The Company provides (i) training to the Franchisee and its supervisory personnel, (ii) assistance in store design and site and equipment selection, (iii) insurance programs, standardized manuals and computerized accounting systems, (iv) Big O brand and other approved tires and related automotive aftermarket products, and (v) continuing support with respect to operations, marketing, merchandising and new product introductions. The Company also promotes local advertising groups and regional accounting centers, which may be nonprofit corporations, cooperatives, mutual benefit corporations, or trusts designed to provide assistance to the Franchisees. The Company also provides certain materials, e.g., broadcast and print advertising materials, point of sale materials, a point of sale cash register system, equipment, uniforms and other wearables and services to each Franchisee at varying costs and assistance in obtaining financing through unaffiliated financing companies.

      The Company has established and requires Franchisees to meet certain uniform guidelines for physical characteristics, inventories, efficiency, speed and courteous service. Each new Franchisee or manager is required to attend formal training covering sales, service, financial management, personnel, business ethics, legal compliance, merchandising and other management skills. In addition, Franchisees are to perform in accordance with written standards outlined in manuals provided pursuant to the Franchise Agreement. After the initial training requirements are met, the Company offers regional training classes to maintain and improve this expertise.

      The Company's growth depends to a large measure on its ability to attract, retain and maintain good relationships with suitable Franchisees. Any change in that relationship could cause existing Franchisees to purchase less merchandise from the Company and more from its competitors or to decline to renew their franchises upon expiration. Factors beyond the Company's control may adversely affect the Company's relationship with its Franchisees. In addition, there is no assurance that the Company will be able to continue to attract and retain suitable Franchisees. The Company also loses franchises from time to time due to financial and other problems of Franchisees. Accordingly, while a significant part of the Company's strategy is to increase the number of its franchised Retail Stores, there is no assurance that it will be able to do so. In 1994, one
      (1) Franchise Agreement expired and the Franchisee has reapplied for a new Franchise Agreement but has not yet been renewed. During 1995, six (6) Franchise Agreements are due to expire, and in 1996 three (3) Franchise Agreements are due to expire, with the remaining Franchise Agreements expiring in the eight years thereafter, including 107 Franchise Agreements which will expire in 1999.

      In 1994, the Company continued its development of a master franchise program whereby the Company intends to sell master franchises for specific areas where the master franchisee will be authorized to offer franchises for Retail Stores, be required to provide certain services in the specific area, and have the opportunity to function as a distributor of the Company's products. The Master Franchise Program will be used primarily to expand Retail Stores in areas of the eastern United States where the Company does not yet have established franchised stores and distribution, and possibly to expand internationally. As of March 24, 1995, the Company has not yet sold any master franchises.

      Canadian Operations:
      --------------------

      Since 1962, certain Canadian retail tire stores within the Province of British Columbia, Canada, have been using the Company's tradename and previous versions of the Company's trademarks, logos and colors. As of March 24, 1995, 37 Canadian Licensees have signed user agreements for the Company's new trademark, logo and colors, and efforts continue to sign additional Canadian tire stores. While the Company has invited the Canadian Licensees to become Franchisees under the Company's franchise system, the Canadian Licensees have chosen to look to the Company only as a wholesale supplier.

      During 1994, the Company sold $72,000 in goods to 37 Canadian Licensees. The Company distributes to the Canadian Licensees through the Company's Boise, Idaho, RSC and through The Goodyear Tire & Rubber Company's British Columbia warehouse.

      Distribution:
      -------------

      The Company distributes Big O branded passenger and light truck tires, other approved brands of tires and automotive aftermarket products and certain material and equipment used in the operation of Retail Stores. Retail Stores may stock and sell other tires and automotive aftermarket products which have been previously approved by the Company even though such products are not distributed by the Company. The Company does not manufacture any of the products it sells. During 1994, approximately 77% of the Big O branded tires were manufactured by Kelly-Springfield, with the remainder produced primarily by General. In July 1994, the Company and General terminated the May 1993 Marketing Agreement wherein General had agreed to supply Big O branded tires to the Company. The termination agreement also provides that General will continue to discharge its obligation to the Company and its Franchisees under a special warranty program until July 26, 1995. Thereafter, all subsequent adjustments will be subject to General's then current warranty adjustment policy. General is continuing to provide and sell tires to Tire Marketers Association ("TMA"), a division of the Company that supplies tires to distributors predominantly based in the eastern United States. Prior to March 31, 1995, the Company anticipates closing on a $65,000 cash sale of the assets, trademarks and copyrights of TMA to an unrelated third party. TMA has been an operating division of the Company that markets non-Big O branded products to retailers outside the Big O system, and was acquired by the Company in June 1993. The proceeds from this sale will be used by the Company for general corporate purposes.

      In March 1994, the Company became a member of Summit, an independently owned buying group based in Brandon, Florida. This agreement provides that Summit will provide the Company exclusive access to the Heritage line of passenger and light truck tires. The Heritage brand is manufactured by Kelly-Springfield.

      In August 1991, the Company entered into a supply agreement with Kelly-Springfield for the manufacture and sale to the Company of Big O branded tires (the "Kelly Supply Agreement"). The term of the Kelly Supply Agreement is a calendar year, which is automatically renewed for the next calendar year unless either party elects to terminate upon three (3) months prior written notice. The Kelly Supply Agreement was automatically renewed for 1993, 1994 and 1995. Under the Kelly Supply Agreement, the Company is required to provide Kelly-Springfield with monthly non-binding estimates of the Company's tire requirements, by line and type, for the succeeding three months, and on August 1 of each year, an itemized non-binding forecast of the quantities of tires the Company will require during the next calendar year.

      As a result of entering into the Kelly Supply Agreement, the Company believes that it has adequate supply arrangements to meet anticipated demand, subject to industry wide shortages or disaster. However, the Kelly Supply Agreement only commits Kelly-Springfield to fill those portions of the Company's monthly orders that Kelly-Springfield agrees to fill. The obligation of Kelly-Springfield is also subject to circumstances causing delay that are outside of its reasonable control.

      Big O Brand Marketing Program:
      ------------------------------

      In July 1994, the Company implemented its "Cost-U-Less/TM/" marketing program. This program provided, along with a marketing message of competitive pricing on all products and services, a reduction in the cost of Big O brand tires to the Company's Franchisees (without a similar reduction in cost from the Company's suppliers). This allowed the Franchisees to offer Big O brand products to retail customers at lower retail pricing which generally allowed the Franchisees to be more competitive in their markets.

      In order to differentiate the Company's products in a commodity market, all Big O brand tires are sold with a "Premium Tire Service Policy" and a "Limited Warranty for Free Replacement" (certain exceptions apply to non-recreational vehicle light truck tires).

      The Premium Tire Service Policy provides certain services and products free of charge, which are generally provided for as additional charges from other tire stores. These include free mounting and balancing of the new tires, free wheel weights and new rubber valve stems, free flat repair, free rotations and any necessary rebalancing throughout the tire's legal life.

      The Limited Warranty for Free Replacement provides "no charge for proration" (except for non-recreational light truck tires) and "no charge" for mounting and balancing the replacements of such tires that fail during the legal life of the tire tread due to workmanship, material defects or road hazards, without any limitation as to time and mileage.

      In July 1994, the Company authorized an 80,000 mile prorated warranty on the Premium Legacy Plus 70 Series, which is a Kelly-Springfield manufactured tire. It is anticipated that the financial impact to the Company will be minimal because the majority of the Retail Stores do not offer this particular mileage warranty.

      The Company's suppliers have financial responsibility for workmanship and material defect claims during the first 2/32 of an inch of tread in the case of Kelly-Springfield supplied tires, and the first 10% of the tread life in the case of General supplied tires, with prorations to the Company thereafter. General has also increased reimbursement to the Company for certain workmanship and materials warranty adjustment returns. The Kelly Supply Agreement provides maximum limits on workmanship and material defects for which the Company will have any financial responsibility on each line and size of Big O branded products. The Company or the Retail Stores have financial responsibility for substantially all of the other costs associated with the Premium Tire Service Policy and Limited Warranty for Free Replacement programs beyond these prorations.

      The Company's sales by product in 1994 were as follows (in thousands):


                                                                   % of Total
                                                   Units Revenues Product Sales
                                                   ----- -------- -------------

           Big O brand tires.....................  1,410  $80,424      68%
           Other brand tires.....................    646  $26,472      22%
           Wheels, shocks and other accessories..  1,338  $12,051      10%

      The Company believes that a Franchisee's decision to purchase Big O brand products is based on several factors, including product profitability, knowledge of Big O products, services and programs, the level of product support provided by the Company, and the availability of products that meet the quality demands of the Retail Store's customers. The Company plans to meet these requirements and thereby increase sales of Big O brand products to Retail Stores by continuing to provide (i) a broad line of quality products that command higher margins for Retail Stores and that meet changing consumer demands, (ii) extensive training for store personnel, (iii) support of Retail Store operations, marketing, merchandising, and new product introductions, and (iv) upgraded product quality, particularly as measured by the industry's Uniform Tire Quality Grading Standards. Unit sales of Big O brand tires increased by 6.5% in 1994 as compared to 1993, following 1993's Big O brand unit sales decrease of 3.9% as compared to 1992.

 (ii) Status of Product or Segment.
      -----------------------------

      The Company has made no announcement of, nor has the Company otherwise made public any information about any new product or industry segment requiring investment of a material amount of the Company's total assets or which is otherwise material to the Company's operations, other than its ongoing investment in new product lines to meet Retail Store needs, the Company's planned consolidation of some of its warehouse facilities, and a retail site development program by Development.

(iii) Raw Materials.
      --------------

      The Company does not manufacture any products. The Company orders Big O brand tires anywhere from 18 - 180 days before the beginning of the month in which they are produced. Manufacturers normally produce these tires and ship them directly to the appropriate RSCs thereby eliminating manufacturers' inventories of Big O brand product. Because of the lack of "safety stock," any unforecasted change in sales trends or interruptions in production schedules may result in inventory shortages.

      If the Company should lose Kelly-Springfield as a supplier at a time when there is sufficient production capacity within the tire manufacturing industry, management believes the Company could accomplish a rapid and orderly transition to new supplier(s). If, however, production capacity were limited, such as was experienced in 1988 and 1989, a change in suppliers could be extremely difficult and could cause the Company to again experience significant product shortages.

      While the Company cannot completely assess the impact on its financial performance if an industry-wide shortage, labor strike or natural disaster should occur, such circumstances might result in higher costs, higher sales prices and possibly lower demand.

      In 1994, the Company received price increases from its suppliers of between 3% and 4% on tires and other products. In March 1995, the Company received an approximate 3% price increase. This increase in cost, over a sustained period, may be significant to the overall cost of sales and working capital requirements of the Company, particularly if costs increase and/or sales decrease. However, the tire industry in general, and the Company specifically, generally raise prices in response to such increases. As the cost of raw materials increases for all manufacturers, the resulting costs are passed through, in the form of higher prices, to the manufacturers' customers, i.e., distributors and retailers, such as the Company. Such distributors and retailers, in turn, increase their prices, and therefore the price increases are ultimately borne by the consumer. Because demand in the replacement tire market is viewed to be relatively inelastic, little disruption in demand has occurred due to these increases.

      Management believes that these increases will be borne proportionately throughout the industry, as the pricing formula used usually results in percentage margins which actually increase gross profit (dollars) for distributors and retailers. Gross profit percentages should continue to stay relatively constant as management does not expect such increases to adversely affect the Company's performance.

      Since price increases are initiated by manufacturers and are then subject to competitive pressures, the original announced increases are sometimes reduced.

 (iv) Patents, Trademarks, Licenses, and Franchises.
      ----------------------------------------------

      At January 31, 1995, the Company had 374 franchised Retail Stores operating pursuant to Franchise Agreements. Please refer to "Products, Services and Marketing" above, for a further explanation of the Company's franchises and "Canadian Operations" above, for further explanation of the Canadian Licensees. The existence of the Franchise Agreements is of extreme importance to the Company since almost all of the Company's revenue is generated from sales to these Franchisees and from monthly royalty fees.

      The Company is the owner of various United States, Canadian and state trademark and service mark registrations and applications for marks used in connection with the Company's tires and tire retailing concepts. These trademarks and service marks include the Company's house mark, "Big O", and numerous secondary marks for individual products and advertising slogans.

      The Company is aware that a retail tire company operating "Big 10" outlets in Houston, Texas, and in areas of Alabama, Arkansas, Florida, Georgia, and Mississippi has raised issues regarding the Company's use of "Big O" in such areas. The Company does not currently have any Retail Stores operating in territories served by the other company and the matter does not affect the Company's ability to use the name "Big O" where currently used. When the Company begins franchising locations that overlap or are proximate to those served by the other company, it is possible that such company may contest usage of the Company's tradename and trademarks in such areas.

      The Company does not own any United States or foreign issued patents or pending patent applications.

 (v)  Seasonality.
      ------------

      The Retail Stores experience some seasonal variation in product sales because tire sales are generally greater during the summer than in the winter months. The Company generally experiences some seasonality, although not to the same extent that the Retail Stores do, as the Company maintains sales to certain Retail Stores, e.g., snow tires, that offset the trend on a national basis.

 (vi) Working Capital Items.
      ----------------------

      Of the Company's $3,926,000 in notes receivable at December 31, 1994, $1,432,000 relate to the sale of Company-owned Retail Stores to Franchisees. Another portion of these notes receivable relates to trade receivables that have been placed on notes as a financial strategy to maintain sales to financially limited, franchised Retail Stores which, at December 31, 1994, totaled $1,599,000. By placing these Retail Stores on level monthly payments, and with the development of a business plan for each such Retail Store, management is attempting to assist the Franchisees in reaching financial success while improving repayment options and timing. In 1994, the Company sold approximately $3 million of notes receivable to an unrelated third party and plans to sell additional notes in the future.

      The Company targets a 60-day inventory of Big O brand tires, and lesser inventory levels for other tires, wheels, and related automotive aftermarket products. Big O brand inventory levels are greater than those normally carried by tire distributors because of the limited availability due to production scheduling and lack of supplier floor stocks. At certain times, the Company has increased its Big O brand inventory due to anticipated shortages, potential strikes and minimum production runs required by suppliers. Subsequent to the Company's July 1994 implementation of the Company's Cost-U-Less/TM/ marketing program and the addition of several lines of Big O and other private branded tires, inventory needs increased by approximately $2.5 million. In lieu of obtaining extended payment terms generally provided by manufacturers, the Company has negotiated lower net pricing from suppliers. The Company periodically obtains extended payment terms on purchases while maintaining this lower net pricing. As a whole, the tire industry generally sells product on varying extended payment terms, up to and including 180 days. The standard credit terms extended by the Company to the Retail Stores are 3%/15, 2%/30, COD/31. Through arrangements with manufacturers regarding shocks and struts, the Company has arranged terms to encourage Retail Stores to stock sufficient quantities and varieties. These payment terms are more limited than the industry "norms" and are structured to reduce the Company's credit risk and working capital requirements. For certain items, primarily snow tires, the Company provides extended payment terms similar to those offered by wholesalers.

      As part of the Company's warranty and marketing programs, Retail Stores have the right to return certain merchandise to the RSCs for credit. The Company believes that its warranty program provides certain significant marketing advantages, but it also results in higher warranty expense to the Company than is normal in the industry. Some of this expense has been and will be offset by payments from manufacturers.

      The decrease in net warranty cost for 1994 primarily resulted from the establishment of certain programs negotiated with suppliers which continued to limit the Company's financial exposure for warranty claims, the elimination of the two product lines that created the greatest expense under the Company's warranty program in previous years, and the institution of a more stringent program for the review and verification of warranty claims for compliance with the terms and conditions of its warranty program.

      During 1994, management of the Company formulated a developmental program involving the sale of Retail Store sites to Franchisees that qualify for Small Business Administration guaranteed loans. In certain instances, the Company may provide subordinated loans (as to collateral) not to exceed $50,000, in order for the prospective Franchisees to qualify for this SBA guaranteed funding. The Company anticipates that this financing will be repaid to the Company by the Franchisee, amortized monthly over five (5) years. Another component of the Company's real estate development program is site selection and development of the site by Development. This has and will require significant financing by the Company, which is planned to be repaid if the financing through the SBA guaranteed source is obtained by the prospective Franchisee. At December 31, 1994, Development had $2,000,000 invested in acquisition and construction in progress for nine
      (9) sites, which was primarily financed by the sale of approximately $3 million of notes receivable, mentioned above. The Company anticipates that this real estate developmental program will result in an increase in the number of Retail Stores. As additional Retail Stores are added, additional working capital for accounts receivable, inventories, and certain real estate financing will be needed. Accounts receivable financing is anticipated to be supplied through the Company's existing credit facilities;

      inventory growth will be financed partially by the Company's suppliers and partially through the Company's existing credit facilities; and real estate financing will be provided by a combination of the Company's revolving line of credit and limited permanent (term) financing.

(vii) Customer Dependence.
       --------------------

      Since the Company primarily sells its products to 374 Franchisees and 37 Canadian Licensees, its customer group is very limited. Of this customer group, the Company does not depend upon a single customer, or a limited number of customers, for its revenues, the loss of any one or more of which would have a material adverse effect on the Company. However, certain Franchisees (and Franchisee groups) continue their individual growth and are becoming more significant customers.

      Approximately 33% of the Company's sales were made to Retail Stores located in the State of California (which includes sales made to the Company's largest Franchisee who is affiliated with thirty-one (31) Retail Stores) which constitutes about 38% of the Retail Stores. As a result, a high portion of the Company's receivables and credit risks are concentrated in California with the result that adverse conditions or adverse publicity affecting retail operations in California could more significantly affect the operating results of the Company than if the stores were more geographically diversified. In addition, at December 31, 1994, receivables and financial guarantees totaling $4,179,000 were associated with five (5) Franchisees who own and operate multiple Big O Retail Stores. Adverse financial results with these Franchisees could adversely affect the Company more significantly than if the credit risks were less concentrated.

(viii) Backlog of Orders.
       ------------------

      At March 24, 1995 and March 25, 1994, there were no material backlogs of orders. Any sustained backlog the Company experiences with its suppliers creates a backlog in fulfilling orders from the Retail Stores and Canadian Licensees.

 (ix) Government Contracts.
      ---------------------

      The Company is not involved with any contracts or subcontracts with the government which may allow for the renegotiation of profits or the termination of such contracts at the election of the government.

 (x)  Competition.
      ------------

      Since the Company is primarily a distributor to its Retail Stores and the Canadian Licensees, its success depends on the retail success of its Franchisees and Canadian Licensees. Both the tire aftermarket and under-car service businesses are highly competitive. Through the Retail Stores and Canadian Licensees, the Company competes with major tire manufacturers who have retail tire stores, national and regional tire chains, traditional department stores, independent merchants, and general, full range, discount and warehouse club stores. Many of the Company's competitors are larger in terms of sales volume, have access to greater capital and management resources, and have been operating longer in particular geographic areas. Management believes that price competition in the geographical markets served by the Company continues to intensify.

      Retail competition comes in the form of price, service, warranty, product performance, product innovation, or differing variations of each of these issues. Although competition varies by geographic area, the Company believes that it generally has a favorable competitive position in terms of price, product line, value, merchandising, warranty and customer service. With the implementation of the Company's Cost-U-Less/TM/ program on its Big O brand products, which include the Premium Tire Service Policy and the Limited Warranty for Free Replacement, the Company believes that these three marketing facets are equal to or exceed any such programs offered by its competitors.

      Franchise sales are also highly competitive as the Company competes with other franchisors, some of which are larger, have better name recognition and access to larger capital resources and have been operating longer than the Company. Management believes that the competition for the sale of franchises has increased and will intensify due, in part, to the entry of new franchisors and the growth of existing franchisors.

      The competitive conditions for real estate development differ substantially from those the Company faces in the retail tire and franchise markets. The success of the Company's real estate development lies in obtaining sites that can be developed into store facilities that meet Franchisees' requirements at reasonable rental rates or sales prices. Since the prime customers for the Company's real estate development are its Franchisees, development of real estate can affect the growth of Retail Stores. Competition for real estate development comes from many sources, including other retail tire companies, other franchisors, e.g., fast food restaurants and gas stations, and other retailers.

 (xi) Research and Development.
      -------------------------

      The Company does not engage in any significant research and development activities, and no material amount was spent by the Company on research and development activities.

(xii) Environmental Regulations.
      --------------------------

      The Company is subject to the ever expanding purview of federal, state and local environmental laws relating to spillage, noise, air quality and disposal of waste products. The Company believes it is in general compliance with all applicable environmental laws and has adopted a policy of requiring Phase I environmental studies associated with any new projects or the acquisition of any existing locations before such transactions are consummated. The Company is not aware of any requirements to develop environmental control facilities and has not made any material capital expenditures for such facilities and does not anticipate doing so at this time. The Company has periodically been involved with minor clean-ups associated with certain Retail Stores in which the Company has been a tenant or subtenant. Generally, the costs of these clean-ups have not been material. Many states have enacted specific tire disposal laws that, among other requirements, assess fees for each tire disposed and designate specific locations for tire disposal. This impacts the Company, its Franchisees and the retail customers as such costs are usually passed on to the customers.

(xiii) Employees.
       ----------

      At March 24, 1995, the Company employed 211 persons on a full-time basis and 39 persons on a part-time basis.

 (d)  Financial Information About Foreign and Domestic Operations and Export
      ----------------------------------------------------------------------
      Sales
      -----

      Sales to Canadian Licensees totaled $72,000, $994,000 and $1,708,000, which resulted in gross profits of $8,000, $97,000 and $169,000 in 1994, 1993 and 1992, respectively. In 1994, the Company negotiated sales of its Big O branded product to be distributed through a subsidiary of The Goodyear Tire & Rubber Company. As a result of this negotiation, the Company no longer recognizes sales to its Canadian Licensees. The Company has not maintained any identifiable assets in Canada.

Item 2. PROPERTIES
------------------

                                                             Mortgage
                                                              Amount      # of Stores
                                         Square    Owned/   (if any) at     Serves
Description/Location                     Footage   Leased     3/17/95     at 3/17/95
-------------------------------------------------------------------------------------
Vacaville, California Warehouse(1)(8)    116,000   Owned    $    - 0 -
Ontario, California RSC(7)               141,900   Leased   $    - 0 -       194
Denver, Colorado RSC and Corporate
 Offices(5)(6)                           116,100   Leased   $    - 0 -
Boise, Idaho RSC(2)(8)                   100,000   Owned    $    - 0 -       122(3)
New Albany, Indiana RSC(4)                80,000   Owned    $1,450,000        42
Las Vegas, Nevada RSC(8)                 294,000   Owned    $    - 0 -        59

 (1) The Company also owns, in fee simple, approximately five acres of land immediately adjacent to this property. In June 1994, the Company leased the entire warehouse until the year 2000. When the Vacaville warehouse space was fully leased to an unrelated third party, the Ontario, California, RSC began servicing the Retail Stores in the Western region.
 (2) The Company owns, in fee simple, approximately seven acres of land immediately adjacent to this RSC, which can be used for expansion.
 (3)  Includes distribution to 37 Canadian Licensees.
 (4) The New Albany, Indiana, RSC was completed in June 1994. This facility is servicing the Retail Stores which were being serviced by the Kentucky and Sellersburg, Indiana, warehouses. The cost of land acquisition and construction of this facility was $1,985,000.
 (5) This RSC will be replaced by the single warehouse facility located near Las Vegas, Nevada, which opened on March 6, 1995. The Las Vegas RSC contains approximately 294,000 square feet of warehouse space and 6,000 square feet of office space, and it will service the Retail Stores which have been serviced by the Denver, Ontario and Vacaville RSCs.
 (6) In anticipation of the opening of the Las Vegas RSC, the Company sold its Denver RSC to an unrelated third party in December 1994. This sale was consummated with a $242,000 down payment, certain rent concessions, and the assumption of the Company's promissory note and mortgage on the facility from the existing mortgage. The Company remains obligated on this mortgage in the event that the purchaser defaults.
 (7) The Company anticipates that the Ontario RSC operations will be fully converted to the Las Vegas RSC by May 1995. The Company is obligated under the lease for the Ontario warehouse until June 24, 1998. This warehouse space is currently being marketed for lease.
 (8) The Vacaville California, Boise, Idaho and Las Vegas, Nevada, properties are all collateral for $8 million of senior, secured notes sold by the Company in April 1994. The proceeds from these notes were used to pay the previous mortgage on the Boise, Idaho RSC, a term loan with the previous primary lender, and the balance (approximately $4.2 million) was placed in a restricted cash account for the purpose of providing financing for the acquisition of the Las Vegas RSC.

 The Company also has a lease for a 35,000 square foot warehouse and general office space in Santa Ana, California, which was assigned to a joint venture in which a subsidiary of the Company was a 50% joint venture partner. The initial term of this lease expires in October 1996. In 1993, the subsidiary of the Company agreed to sell its 50% interest in the joint venture to the other joint venturer which assumed all obligations under this lease through the 1996 termination of the initial term of the lease. Thus the Company will remain contingently liable for this lease obligation through October 1996.

 As of March 14, 1995, the Company is also responsible for leases on approximately sixty-one (61) Retail Store locations, of which thirty-four (34) locations are subleased to Franchisees, six (6) locations are operated as Company owned or joint venture Retail Stores and the leases for sixteen (16) Retail Stores are guaranteed by the Company. The Company, in accordance with lease guaranty provisions, is also responsible for the lease obligations on five (5) closed Retail Store locations.

 In addition, the Company owns five (5) Retail Store locations which are leased directly to Franchisees.

 Item 3.  LEGAL PROCEEDINGS
 --------------------------

 As of March 24, 1995, the Company has been named as a defendant in approximately twenty-seven (27) pending lawsuits which are incidental to its business and which the Company believes will be subject to indemnification and/or covered by insurance if the Company is held liable, and eight (8) lawsuits which are incidental to its business and for which the Company does not believe it is liable, but which are not covered by insurance. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its financial statements.

 In December 1994, the Company and its nine directors were named in two proposed stockholder class action lawsuits (Knopf vs. Big O Tires, Inc. and Zucker vs. Big O Tires, Inc., Second Judicial District Court of the State of Nevada, County of Washoe) each similarly requesting the court to enjoin the sale of the Company to a Dealer-Management Group, enjoin the implementation of the recently adopted shareholder rights plan, obtain specified damages, require the disclosure of the Company's internal forecasts and award plaintiffs' their attorneys' fees and costs, including experts fees. The lawsuits also request that the court order the directors to carry out their fiduciary duties to the plaintiffs and the other members of the class by announcing their intention to cooperate and do all that is necessary to encourage the buyout or takeover of the Company by enhancing the Company's attractiveness as a merger/acquisition candidate, effectively exposing the Company to the marketplace in an effort to create an active action of the Company, act independently and resolve all conflicts of interest in the best interests of the class. If the contemplated transaction with the Dealer-Management Group is consummated, the court is asked to rescind the transaction and, among other actions, award rescissionary damages. The Company moved to dismiss both lawsuits, which have been consolidated, as being frivolous and not in the interests of the stockholders as a class. Counsel for the plaintiffs have filed a motion to dismiss both lawsuits without prejudice. As of March 24, 1995, the Company has not received notice that these dismissals have occurred.

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 ------------------------------------------------------------

 During the fourth quarter of 1994, the Company did not submit any matters to a vote of the security holders.

                                  PART II

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 ------------------------------------------------------------------------------

 (a)  Market Information

 The Company's Common Stock is reported on the NASDAQ National Market System. The principal market for the stock is the over-the-counter market.

 The quotations in the table below were obtained from NASDAQ and reflect high and low bid prices of the Company's Common Stock. The prices reflect inter-dealer prices without retail mark-up, mark-down or commission. The prices have been rounded to the nearest eighth and may not necessarily represent actual transactions.

      Period                   High    Low
      ------                  ------  ------

      01/01/93--03/31/93      14 1/4  11 1/8
      04/01/93--06/30/93      16 3/8  10 7/8
      07/01/93--09/30/93      17 1/4  13 1/4
      10/01/93--12/31/93      16 1/2  13 1/2

      01/01/94--03/31/94      16 3/4  12 3/4
      04/01/94--06/30/94      16 3/4  13 1/8
      07/01/94--09/30/94      16 3/4  14 1/2
      10/01/94--12/31/94      17 7/8  15 1/4

 ________________

 (b)  Holders

 As of March 24, 1995 the Company had 707 shareholders of record as indicated on the Company's transfer records.

 (c)  Dividends

 The Company has not declared cash dividends on its Common Stock during the last two fiscal years and there is no present intent to pay a cash dividend.
 Certain covenants contained in the credit agreements with the Company's primary lender preclude the general declaration or payment of cash dividends and preclude the general purchase, redemption, retirement or other acquisition of the Company's capital stock, or the return of capital or distribution of assets to its shareholders, without the prior written consent of the lender.

 Item 6. SELECTED FINANCIAL DATA
 -------------------------------

 The following table presents selected financial data concerning the Company, which should be read in conjunction with the financial statements appearing elsewhere herein. Amounts are in thousands (000's) except per share data.

                                            For the Years Ended December 31
                                          -----------------------------------

                               1994      1993      1992       1991       1990
                             --------  --------  ---------  ---------  ---------

 Sales                       $127,678  $122,960   $119,799   $113,836   $106,902
 Net income                     2,691     1,595      2,783      1,751        707

 Earnings per share/(1)/          .80       .47        .80        .50        .20

 Cash dividends per share         .00       .00        .00        .00        .00

                                            For the Years Ended December 31
                                          ----------------------------------

                                 1994      1993       1992       1991       1990
                             --------  --------   --------   --------   --------

 Working Capital             $ 24,667  $ 11,885   $ 17,333   $ 20,661   $ 16,495
 Total assets/(2)/             61,968    56,607     57,679     57,111     63,176
 Non-current portion
 of long-term debt,
 obligations under
 capital leases and
 guarantee of ESOP
 obligation                    16,355    12,012     10,636     16,305     11,883

 /(1)/ Adjusted to reflect the 1 for 5 reverse split of the Company's $0.10 par value common stock that was effective June 15, 1992.

 /(2)/ Total assets for years prior to 1992 have been restated to reflect the reclassification of vendor receivables to accounts payable.

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 ------------------------------------------------------------------------
 RESULTS OF OPERATIONS
 ---------------------

 RESULTS OF OPERATIONS:

 1994 COMPARED TO 1993

 Net Sales. Net sales consist principally of product, equipment and service sales, initial franchise fees and royalty fees. Net sales in 1994 were $127,678,000 which represented an increase of $4,718,000 (or 3.8%) over 1993. This increase in sales was primarily due to higher sales of Big O brand tires which resulted from the Company's "Cost-U-Less" marketing program that was implemented on July 1, 1994. This program provided a significant reduction in the cost of Big O brand tires to the Company's Franchisees (without a similar reduction in cost from the Company's suppliers). This allowed the Franchisees to offer Big O brand products to their customers at lower retail pricing which generally allowed the Franchisees to be more price competitive in their markets. The improvement in product mix is particularly significant since the sale of Big O brand tires provides higher gross margins as compared to the Company's other tire products and represented 69.8% of the Company's total product sales for the last six months of 1994, an increase of 5.0% as compared to the first six months of 1994.

 Wholesale sales of Big O brand tires increased by approximately 85,800 units (6.5%) in 1994; based on this increase and an increase in the average selling price of $.10 per unit or .2%, revenues increased by $5,027,000 in 1994. The sale of other new tires increased by approximately 9,300 units or 1.5% as compared to 1993. The sale of wheels, shocks, and other accessories also increased by approximately 3,600 units or .3% which, along with an increase in the average selling price of $1.06, increased revenues by $1,454,000 in 1994. These wholesale sales increases were partially offset by a reduction of $2,137,000 in retail sales at Company-owned Retail Stores.

 During 1994, the Company continued its efforts to improve the operations of its existing Retail Stores and add new stores to its distribution system. During the year, 26 new Retail Stores were added, but 18 existing Retail Stores were closed. Accordingly, sales to new franchised Retail Stores increased by $5,342,000, sales to existing franchised retail stores increased by $4,129,000, and higher retail sales generated a $658,000 increase in royalty fees. Offsetting these sales increases were reductions in sales of $2,137,000 at Company-owned Retail Stores, $1,225,000 from the closure of nine (9) franchised Retail Stores, $922,000 from decreased sales to the Canadian licensees, and $1,080,000 from a decrease in other wholesale sales.

 The Company also receives royalties from the Extra Care service program at Retail Stores which consists of alignment, brake work, front-end repair, shock absorber and strut replacement, lubrication and oil changes. Extra Care service program royalty fees in 1994 were $1,976,000, up $190,000 or 10.6% from 1993. While these fees continued to increase, they are growing at a slower rate as the Company continues to focus its marketing efforts towards tire sales and, specifically, Big O brand tire sales through its "Cost-U-Less" marketing program.

 The Company's revenues are primarily dependent on sales to its network of Retail Stores. The continuation of these franchises during the ten year term of each Franchise Agreement is extremely important to the Company as is the renewal of these franchises upon their expiration period. In 1994, one (1) Franchise Agreement expired and has reapplied for a new Franchise Agreement, but has not yet been renewed. During 1995, six (6) Franchise Agreements will expire. In 1996, three (3) Franchise Agreements are due to expire, with the remaining Franchise Agreements expiring in the years thereafter.

 The Company's Franchisees are independent business operators who are entitled to establish their own policies within certain guidelines established by the Company and who are directly responsible for supervision of their employees. Of the 374 franchised Retail Stores at December 31, 1994, thirteen (13) are owned by partnerships in which a subsidiary of the Company owns a 50% interest but has no managerial control over day-to-day operations. The Company prescribes certain operating procedures in business and ethical standards; however, Franchisees are responsible for complying with these procedures and standards as well as all applicable laws and regulations.

 Gross Profit. Cost of goods sold consists primarily of the cost of products and equipment sold and the cost of labor to deliver services at Company-owned Retail Stores. Gross profit in 1994 was $30,131,000, an increase of $2,500,000 or 9.0% over 1993. Gross profit increased $1,113,000 due to increased sales volumes, and increased $1,387,000 due to the 1.1% increase in gross margin. Also contributing to this 1.1% increase in gross margin was an increase in continuing royalties, additional cash discounts earned, and increased profits associated with price changes. Partially offsetting these increases were additional purchasing incentives provided to Franchisees and a decrease in promotional funds provided by the Company's suppliers.

 The gross margin was 23.6% in 1994 as compared to 22.5% in 1993. An increase of .8% in the gross margin was attributable to the increase in sales of Big O brand tires which carry higher gross margins than other tire products.

 Warranty adjustment expense decreased by 3.2% in 1994 to $4,709,000. The product quality produced by the Company's present supplier has continued to reduce the Company's financial exposure for warranty claims. In addition, products that have shown excessive adjustments have been discontinued and on-hand inventories have been returned to suppliers for liquidation outside existing market areas or distribution channels. The Company has also continued its stringent program for the review and verification of warranty claims for compliance with the terms and conditions of its warranty program.

 In 1994, the Company limited its exposure to foreign exchange gains and losses by renegotiating the distribution channel of product sold to its Canadian Licensees. Since this arrangement resulted in an override paid by the supplier on such sales, sales for the Company were reduced, although gross profits on such sales remained essentially the same and profitability increased as a result of the reduced foreign exchange expenses.

 Net Expenses. Net expenses increased by $1,139,000 or 4.7% to $25,490,000 in 1994. An increase in net expenses of $674,000 was associated with the implementation of the shareholder proposal, and increased expenses of $677,000 resulted from losses on the sale or closure of Retail Stores.

 Net expenses also increased by $614,000 in product delivery expense which primarily resulted from the additional freight costs associated with the Company's consolidation of its warehouse operations in California, $784,000 which resulted from increased promotional expense in connection with the Company's new marketing program, and $824,000 which resulted from the operation of Company-owned Retail Stores. However, these increases were partially offset by a decrease of $1,927,000 in expenses related to Company-owned Retail Stores which were sold, and a reduction of $149,000 in the provision for uncollectible receivables.

 Net expenses (excluding offering costs, warehouse consolidation costs, shareholder proposal expense, and losses on sale or closure of Retail Stores) ("Operating Expense") in 1994 were 18.6% of net sales, down slightly from 18.7% in 1993. The Company anticipates that Operating Expense in 1995 will decrease as a result of a restructuring plan which was adopted in February 1995 and the consolidation of the Colorado and California warehouse operations into a new distribution facility near Las Vegas, Nevada, which began operations in March 1995. This planned decrease in Operating Expense, when combined with anticipated sales increases, is expected to result in a lower Operating Expense as a percentage of sales for the last six months in 1995. However, increased ownership of Retail Stores may add significantly to the growth of Operating Expense as each store can add as much as $600,000 of Operating Expense annually. While the Company's current strategic plan does not contemplate the operation of additional Company-owned Retail Stores, beyond the four Retail Stores presently in operation, the Company recognizes that it will generally operate some Company-owned Retail Stores until such stores can be sold to Franchisees. In most cases, it is beneficial for the Company to continue to operate a store, even if reacquired from a Franchisee due to financial failure, in an effort to maintain market presence and thereby allow the store to be resold to a Franchisee as opportunities arise. In 1994, five (5) Company-owned Retail Stores were sold to Franchisees which resulted in a pretax loss of $117,000.

 The Company's primary growth strategy is to accelerate growth in the number of franchised Retail Stores. This will cause expenditures for advertising, locating, and developing new franchised locations to increase at a rate faster than overall sales increases. However, the Company believes that development of these new stores, especially based on its relatively fixed overhead structure, could increase profitability and margins as these fixed costs (which are planned to be reduced by the Company's restructuring plan and the warehouse consolidation project) are spread over more units sold due to increased outlets. To the extent that new store openings do not materialize, these additional expenses may reduce overall profitability and reduce the Company's return on assets.

 Interest expense increased by 20.2% in 1994 to $1,465,000. Although interest expense decreased due to reduced borrowings resulting from lower working capital requirements, this reduction was offset by an increase in interest expense attributable to an increase in the "prime" rate and, therefore, in the Company's borrowing rate, and the sale of 8.71% Senior Secured Notes in the aggregate principal amount of $8,000,000 in April 1994.

 1993 COMPARED TO 1992

 Net Sales. Net sales in 1993 increased by $3,161,000 or 2.6% over 1992 to $122,960,000 primarily due to higher sales from a line of private brand, price point tire products which were introduced in late 1992. Big O brand unit sales decreased by approximately 53,800 units or 3.9% while the average selling price increased by $1.13 per unit or 2.0%. The sale of other new tires increased by approximately 115,200 units or 22.1% which increased revenues by $4,026,000. The increase in net sales included $5,854,000 attributable to increased sales to new franchised Retail Stores, increased sales at Company-owned Retail Stores of $2,482,000, and $258,000 from increased royalty fees. These sales increases were partially offset by a reduction in sales of $871,000 due to the sale or closure of

 Company-owned Retail Stores, $1,676,000 from the closure of franchised Retail Stores, and $1,675,000 from a decrease in sales to existing Franchisees. Sales of product to 37 unaffiliated retail stores in Canada (the "Canadian Licensees") also decreased by $698,000 in 1993 as compared to 1992 due to adverse changes in the foreign currency exchange rates which resulted in higher pricing.

 Royalties from the Extra Care service program in 1993 were $1,786,000, up $24,000 or 1.4% from 1992. Sales of ProComp wheels totalled $2,533,000 in 1993 which represented an increase of $205,000 or 8.8% from 1992, which resulted from the Company's success in reducing inventories of slow moving styles and increasing sales by concentrating its efforts in building sales in the faster moving lines.

 Gross Profit. Gross profit in 1993 decreased by $18,000 or 0.1% from 1992 to $27,631,000, primarily due to a reduction of 0.6% in gross margin which was partially offset by increased sales volumes. Also contributing to the decrease in gross profit were additional reserves for product obsolescence, decreased profits associated with price changes, and an increase in freight costs. Partially offsetting these decreases were improved profits associated with a significant decrease in the Company's warranty adjustment expense, increased royalty income, additional cash discounts earned, and increased promotional funds provided by the Company's suppliers.

 Gross Margin was 22.5% in 1993 as compared to 23.1% in 1992. A decrease of 0.3% in the gross margin was attributable to the decrease in sales of Big O brand tires, and the gross margin was reduced by an additional 0.3% from increased sales of a line of price-point tire products which carry significantly lower margins as compared to the Big O brand products. However, the decrease in gross margin was partially offset by a decrease of 7.8% in warranty adjustment expense in 1993 to $4,565,000.

 Net Expenses. Operating Expense increased by $151,000 or 0.7% to $23,034,000 in 1993, primarily due to an increase of $2,284,000 in Operating Expense incurred by the operation of eleven (11) Company-owned Retail Stores in 1993 as compared to seven (7) stores in 1992. Operating Expense also increased by $193,000 as a result of losses incurred by the Company's joint venture operations and the losses of subsidiaries, $635,000 as a result of increased franchise development costs and $132,000 as a result of additional expense associated with the operation of the Franchisee training center. Operating Expense decreased by $887,000 due to reduced promotional expenses, $689,000 from a reduction in the provision for uncollectible receivables, $429,000 from reduced compensation and $178,000 from reduced amortization of intangibles. Operating Expense in 1993 was 18.7% of net sales as compared to 19.1% in 1992.

 Interest expense increased by 4.2% in 1993 to $1,219,000. Although interest expense decreased due to reduced borrowings resulting from lower working capital requirements and a reduction in the Company's borrowing rate, this reduction was offset by an increase in interest expense attributable to the $6 million supplier note used to finance most of the General stock and warrant repurchase.

 In 1993, the Company withdrew its registration statement for the sale of 1,300,000 shares of the Company's $.10 par value common stock which resulted in an expense of $281,000 for the offering costs associated with the registration statement. In addition, the Company adopted a plan in 1993 to consolidate three of its RSCs into a single facility located in Nevada and recorded an expense of $607,000 which represented the net amount of the estimated facility relocation costs, employee compensation expenses, gain (or loss) on disposal of assets, and other related expenses associated with the consolidation plan. The Company also adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of January 1, 1993 which decreased net income by $285,000 for the cumulative effect of this change in accounting principle.

 LIQUIDITY AND CAPITAL RESOURCES

 Shareholder Proposal. In June 1994, the shareholders adopted a proposal requesting the Board of Directors to engage an investment banker to evaluate all alternatives to enhance the value of the Company. In implementing this shareholder proposal, the Board of Directors established the Investment Committee of the Board who retained PaineWebber Incorporated (PaineWebber) to fulfill this shareholder proposal.

 The result of this process has led to two offers to acquire the Company, neither of which has been successful as of March 15, 1995. However, an offer for the Company may be received in the future and, if accepted by the shareholders, could result in a significant change in the Company's liquidity and need for capital resources. In the meantime, management of the Company has been restructured, creating the Office of the Chief Executive. The purpose of this restructuring is to achieve aggressive growth and to enhance the value of the Company. As these strategies are currently being developed, their impact on the liquidity and capital resources of the Company has not been determined. However, management of the Company is aware of the limited capital resources available and will act prudently and conservatively in establishing and implementing growth plans and operating strategies.

 Working Capital. The Company's working capital (defined as current assets less current liabilities) more than doubled in 1994, increasing to $24.7 million at December 31, 1994, versus $11.9 million in working capital at December 31, 1993. Sources of working capital included earnings, payments on and sales of notes receivable, sales of property and equipment, and the issuance of long term debt. Uses of working capital included purchases of property and equipment and principal payments on long term debt.

 Significant changes in the components of working capital consisted of the following:

   i. Trade accounts receivable increased by $1.15 million primarily due to the addition of franchised Retail Stores, an increase in sales resulting from the success of the Cost-U-Less marketing program and a reduction in the allowance for doubtful accounts.

   ii. Inventories increased by approximately $2.5 million as a result of additional inventory needs resulting from increased sales associated with the Cost-U-Less marketing program and the addition of several lines of Big O and other private branded tire lines.

   iii. Accounts payable decreased by approximately $3 million primarily because of differences in credit terms and pricing from the current principal supplier as compared to those offered by the previous principal supplier. To take advantage of cash discounts offered by the new supplier, the Company accelerated payments of invoices.

 The Company anticipates that it will meet its working capital needs in 1995 through the internal generation of funds from operations and from financing available from its new primary lender (See Existing Credit Facilities). The Company has embarked on a significant real estate development program that is planned to result in an increase in the number of Retail Stores (See Real Estate Development). As additional Retail Stores are added, additional working capital for accounts receivable, inventories, and certain real estate financing will be needed. Accounts receivable financing is anticipated to be supplied through the Company's existing credit facilities; inventory growth will be financed partially by the Company's suppliers and partially through the Company's existing credit facilities; and real estate financing will be provided by a combination of the Company's revolving line of credit and limited permanent (term) financing.

 The Company significantly reduced the amount of accounts receivable transferred to long term notes receivable during 1994. The Company has established a successful program for the transfer of such receivables, although this transfer limits the Company's access to cash that would have been generated from earlier collection of these receivables. The Company was successful in selling approximately $3 million of notes receivable in 1994 and plans to sell additional notes in the future.

 Real Estate Development. In the Company's ongoing effort to significantly increase the number of Retail Stores, the Company has continually been called upon to guarantee certain leases for prospective Franchisees at new locations. Management has been adverse to providing these guarantees primarily due to the significant financial impact on the Company when these guarantees are enforced. (For example, of the $1,106,000 loss on sale or closure of Retail Stores incurred in 1994, $881,000 related to the remaining lease obligations for certain leases involving the Company.)

 The Company previously developed Retail Store sites by use of real estate joint ventures, wherein the Company would provide the tenant (prospective Franchisee) and the developer would provide the site locations and develop the real estate. While this arrangement resulted in most of the debt not being included on the Company's balance sheet, the Company was still contingently obligated on these development loans.

 In an effort to significantly reduce the lease guarantee requirements or retention of these assets and liabilities, management formulated a developmental program involving the sale of Retail Store sites to Franchisees that qualify for Small Business Administration (SBA) guaranteed loans. In certain instances, the Company may provide a small loan (not to exceed $50,000) as subordinated debt in order for the Franchisee to qualify for this SBA guaranteed funding.

 The key component of this developmental program is site selection by the Company and development of the site by one of the Company's subsidiaries. This has and will require significant financing by the Company, which is planned to be repaid if the financing through the SBA guaranteed source is obtained by the prospective Franchisee. At December 31, 1994, the Company's subsidiary had $2 million invested in construction in progress for nine (9) sites, which was primarily financed by the sale of approximately $3 million of notes receivable. This program carries considerable developmental risk as the Company will be required to hold these assets, and related liabilities, if the properties cannot be sold. The Company has secured construction and permanent financing commitments for this development as detailed under Existing Credit Facilities.

 Existing Retail Store real estate and developmental sites may be sold to third parties. Management will attempt to sell these without any lease guarantees.

 In approving this developmental program, the Board of Directors established certain financial limitations for development activities. Accordingly, future development will only be allowed to the extent that funding can be obtained, developed Retail Store sites have been sold, and the criteria established by the Board of Directors is met.

 Existing Credit Facilities. The Company's current operations are funded through its revolving line of credit with a new primary lender - The First National Bank of Chicago (First Chicago). First Chicago provided a $20 million revolving credit line which was used to pay off the previous credit facility in January 1995. The First Chicago credit line has a 1995 sub-limit of $6 million which can be used for construction and permanent financing pursuant to the real estate development program described above.

 Limited financing for the Company's real estate and retail store joint venture operations is provided by AT&T Capital Corporation (AT&T). Previously, two credit facilities were offered by AT&T to meet each of these two developmental needs. However, AT&T renewed this financing by providing one revolving credit line totalling $11.75 million which can be used for both purposes. Prepayments under this credit line associated with real estate development activities are required during the first three years of such financing, unless an SBA guaranteed loan is placed with AT&T's Small Business Lending unit. At December 31, 1994, $5.3 million was outstanding under this AT&T facility. $412,000 was included as a liability on the Company's books, with the remainder being an off balance sheet liability related to financing provided to joint ventures of the Company which had been guaranteed by the Company and its joint venture partners.

 In April 1994, the Company successfully sold $8 million of senior, secured notes providing for quarterly interest only payments through July 1998 and then equal principal payments of $333,000, plus interest, per quarter with the unpaid balance due May 2004. The proceeds from these notes were used to pay the previous mortgage on the Boise, Idaho RSC, the term loan with the previous primary lender, and the balance (approximately $4.2 million) was placed in a restricted cash account for the purpose of providing financing for the acquisition of the Las Vegas, Nevada RSC (Las Vegas RSC) in early 1995. Financing for the Indiana RSC was converted from the construction loan into a permanent loan in 1994. This loan amortizes over 7 years with such amortization starting October 1994.

 In 1993 the Company borrowed $6 million from Kelly-Springfield to finance the acquisition and retirement of 400,000 shares of the Company's common stock and certain warrants from General. The loan was renegotiated in September 1994, eliminating the balloon payment due in August 1995 and extending the note through November 1997 based on scheduled principal payments.

 Management's discretion with respect to certain business matters is limited by financial and other covenants contained in loan agreements with First Chicago, AT&T, the senior note holders, and Kelly-Springfield. These covenants, among other things, limit or prohibit the Company from (i) paying dividends on its capital stock, (ii) incurring additional indebtedness, (iii) creating liens on or selling certain assets, (iv) making certain loans, investments, or guarantees, (v) violating certain financial ratios (vi) repurchasing shares of its common stock, and (vii) making certain capital expenditures. At December 31, 1994, the Company was either in compliance with all of these covenants or had received waivers from the appropriate lender.

 Advances from First Chicago are limited to a portion of eligible collateral as defined in the Revolving Credit Agreement and are further reduced by the amount of any outstanding letters of credit issued on behalf of the Company. This credit facility extends through January 23, 1998. The Company anticipates that short term cash needs can be met through this credit facility. As noted above, limited Retail Store development costs can be met, on a short term basis, for acquisition, construction, and renovation costs. However, financing through this facility for both real estate development and operations will be subject to the formula borrowing base and the above-mentioned covenant limitations. Financing beyond these needs, principally for capital expenditures, will need to be obtained through other credit facilities.

 Proposed Financing. The Company is currently working on the following three financing proposals:

   i. Management is negotiating for the sale of additional promissory notes receivable. It is presently anticipated that an additional $1 million of these notes may be sold in 1995.

   ii. In conjunction with the conversion to the Las Vegas RSC, management is evaluating whether to acquire or lease certain equipment, computer hardware, and computer software.

   iii. Management is also seeking to secure additional permanent real estate financing in the event that the SBA guaranteed financing, described in Real Estate Development, is not obtained by the prospective Franchisee. Currently, real estate development activities will be limited to the extent that permanent financing can be provided by First Chicago or AT&T.

 Financial Commitments. The Company has provided financial guarantees to third party lenders, equipment lessors, and other sources of financing provided to certain franchised Retail Stores which, at December 31, 1994, approximated $4.7 million and at December 31, 1993 approximated $2.4 million. In conjunction with the sale of the notes receivable in the amount of approximately $3 million, the Company guaranteed 50% of such notes based on the balance outstanding for these notes at December 31 of the previous fiscal year. At December 31, 1994, this amounted to an additional $1.5 million. Lease guarantees provided to landlords by the Company amounted to approximately $4.8 million at December 31, 1994.

 In November 1993, the Company guaranteed a promissory note on behalf of the Big O Tires, Inc. Employee Stock Ownership Plan (ESOP) which refinanced three previously existing promissory notes. The next annual payment is due in April 1995, in the amount of $240,000 plus accrued interest and the final installment is due in April 1996. The Company is required to make contributions to the ESOP in an amount equal to these principal and interest payments.
 Contributions are anticipated to meet or exceed these debt service requirements; however, contributions exceeding these payments are at the discretion of the Board of Directors.

 In December 1994, the Company sold its Denver RSC to an unrelated third party in connection with the conversion to the Las Vegas RSC, as noted in the section below. This sale was consummated with a down payment of $242,000, certain rent concessions, and the assignment of the Company's promissory note and mortgage on the facility from the existing mortgagee. The financial obligations under this mortgage were not released by the mortgagee, so the Company remains obligated on this mortgage in the event that the purchaser defaults. At December 31, 1994, this financial commitment amounted to $2.8 million. The Company is required to vacate the warehouse portion of the premises by March 31, 1995. As part of the sale agreement, the Company will maintain usage of the corporate office space for three (3) years.

 Las Vegas RSC Conversion. In June 1993, the Company announced a plan to consolidate three of its RSCs (Vacaville, California, Ontario, California and Denver, Colorado, as noted above) into a 300,000 square foot facility located near Las Vegas, Nevada. The purpose of this consolidation was to continue the Company's efforts to reduce selling, administrative, and product delivery expense (S&A Expense). In May 1994, the Company closed its RSC in Vacaville, California and consolidated its operations into the Ontario RSC. The Vacaville warehouse was leased to an unrelated third party, which lease continues until March 2000. The warehouse and lease are currently being marketed for sale. Upon the sale, the cash proceeds will be used to reduce the outstanding loan balance with First Chicago.

 It is presently anticipated that the Ontario RSC operations will be fully converted to the Las Vegas RSC by May 1995. The Company is obligated under the lease for the Ontario warehouse until May 1998. This warehouse space is currently being marketed for lease.

 After all operations have been successfully consolidated at the Las Vegas RSC, S&A Expense is anticipated to be reduced. However, during the first six months of 1995, S&A Expenses are anticipated to remain approximately at current levels until the Denver and Ontario RSC's are closed. The lease costs associated with the Ontario warehouse have been accrued for the first twelve months of vacancy after the facility is closed. Costs associated with the lease after that time are currently expected to be absorbed by the subtenant, if one is secured; if not, the Company will incur additional expense.

 Capital Expenditures. In February 1995, the Company acquired the Las Vegas RSC at a total cost of approximately $7.7 million. Change orders associated with the completion of this facility currently amount to an additional $300,000.
 New equipment including computer hardware and software to operate this facility will add an additional estimated $650,000 to 1995 capital expenditures.

 Additional capital expenditures are anticipated in connection with the real estate development activities described above. While it has been anticipated that the Boise RSC would be expanded in 1995, this expansion has been deferred. Acquisition and implementation of a new computer hardware and software system for the Company continues to be evaluated.

 Additional Issues That Could Impact Liquidity. Expenses associated with the warranty program offered by the Company have reduced profitability over the past seven (7) years. While negotiated programs with suppliers have aided the Company in reducing the financial impact of this warranty program during the last four years, certain agreements with the Company's previous supplier have been limited as to future application. The Company now has 77% of its private brand product produced by Kelly-Springfield and it is anticipated that nearly all of this product will be produced by Kelly-Springfield by the end of 1995.

 The Company continues to have a significant portion of its Franchisees located in California. The Company will continue to grow in this significant market, but is also looking to expand Retail Store development in other states, principally Washington, Oregon, and Arizona in 1995. In 1993 the Company and its Franchisees experienced adverse publicity in the state of California, which may have had an impact on retail sales during 1994. Retail sales and the ability to franchise new locations within California may be impacted in the future, although the exact extent, if any, cannot be forecast at this time.

 A portion of the Company's growth strategy involves the addition of master Franchisees (both domestically and internationally) and conversion of existing tire chains to the Big O system. While the Company is prepared to offer certain financial arrangements to assist in a conversion, the Company cannot estimate the exact financial commitment that such a conversion will require since it is based both on the number of stores converted as well as the financing provided with each such conversion.

 In 1994, the Company assisted in one environmental issue located in California. The Company settled this matter at a negligible cost. The Company has periodically been involved with minor clean ups associated with certain Retail Stores in which the Company has been a tenant or subtenant. Generally, the costs of these clean ups have been less than $10,000; however, there is no assurance that such environmental remediations in the future can be limited to this amount. As a result of these environmental concerns and the Company's real estate development strategy, the Company has adopted a policy requiring that all new projects have Phase I environmental studies conducted before the project is approved and the location is acquired.

 Market risks associated with changes in interest rates could have an impact on the Company's profitability due to the significant amounts of financing tied to variable interest rates. Increases in consumer interest rates could have an adverse effect on the sales of the Company's products to its Retail Stores, since such Retail Stores sell a portion of their products and services to the consumer on credit. Management established a credit card system and financing program with American General Finance, Inc. to assist in the maintenance of credit availability for the consumer. There is no assurance that this finance company, or any other finance company, will continue to offer an acceptable financing program in the event that interest rates increase.

 As noted earlier, closures of Retail Stores can have significant financial impact on the Company's operations and cash flows. While the cost of certain lease guarantees were reserved and expensed in 1994, the cash flow requirements from these leases will continue until the lease has expired. Further, the failure of any Retail Stores for which the Company has guaranteed a lease will result in reduced financial performance and a resulting impact on future cash flows.

 SEASONALITY

 The Retail Stores experience some seasonal variation of product sales because tire sales are generally greater during the summer than in the winter months. The Company generally experiences some degree of seasonality, although not to the same extent that Retail Stores do, as the Company maintains sales to certain Retail Stores that offset this trend on a national basis through the sale of such products as snow tires and chains. The Company has historically generated operating losses or lower profits during the first quarter of each fiscal year because of lower sales volumes and higher expenses as a percentage of sales.

 INFLATION AND PRICE CHANGES

 As a matter of industry practice, most tire distributors adjust the selling price of inventories when prices increase (decrease) which result in gross profit increases (decreases) associated with the sale of existing inventories at these higher (lower) prices. However, management has recently noted that certain "discount" distributors may defer this price increase on their existing inventory in an effort to increase market share.

 Price increases contributed approximately $360,000, $90,000 and $712,000 to the Company's gross profits for 1994, 1993 and 1992, respectively. The Company received price increases from its suppliers of between 3 and 4% on tires and other products in 1994. Manufacturers implemented a 3% price increase starting March 1995. The Company is unsure as to whether this price increase will be supported by the industry, although initial indications are that it will.
 Since price increases are initiated by manufacturers and are then subject to competitive pressures, management cannot predict any future increases for 1995 or thereafter.

 ACCOUNTING STANDARDS

 The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (FAS) No. 107, Disclosures About Fair Value of Financial Instruments, which is required to be implemented for the Company's fiscal year ending December 31, 1995. Since this FAS only requires additional disclosure of the fair value of certain financial instruments for which it is practicable to estimate such value, the earlier adoption of this FAS would not have materially affected the Company's financial position nor results of operations for the year ended December 31, 1994.

 The FASB has issued two additional financial accounting standards, FAS No. 114, Accounting by Creditors for Impairment of a Loan, and FAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which are required to be implemented for the Company's fiscal year ending December 31, 1995. The earlier adoption of these FAS's would not have materially affected the Company's financial position nor results of operations for the year ended December 31, 1994.

 The FASB has also issued FAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which is required to be implemented for the Company's fiscal year ending December 31, 1996. At December 31, 1994, the Company did not hold any derivative financial instruments for trading or other purposes, and the Company did not purchase any such instruments during the year then ended. Accordingly, the earlier adoption of this FAS would not have materially affected the Company's financial position nor results of operations for the year ended December 31, 1994.

 Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 All Financial Statements and Financial Statement Schedules required to be filed hereunder are listed under Item 14 and are attached hereto following the signature page.

 (a)  Selected Quarterly Financial Data (in thousands except per share data):

                                                      1994
                                                  Quarter Ended
                                  ---------------------------------------------
                                  March 31  June 30   September 30  December 31
                                  --------  --------  ------------  -----------
Net Sales                          $26,393   $31,087       $36,652      $33,546
Gross Profit                         6,285     8,083         7,561        8,202
Income Tax                             152       479           421          898
Net Income                             205       650           599        1,237
Net Income Per Common
 Share                                 .06       .19           .18          .37


                                                      1993
                                                  Quarter Ended
                                  ---------------------------------------------
                                  March 31   June 30  September 30  December 31
                                  --------   -------  ------------  -----------
Net Sales                          $27,077   $31,810       $35,241      $28,832
Gross Profit                         6,137     7,200         7,898        6,396
Income Tax                             261       136           509          494
Cumulative Effect of Change
 in Accounting Principle               285       ---           ---          ---

Net Income                              81       191           715          608
Net Income Per Common
 Share                                 .02       .06           .22          .18
----------

 (b)  Information about Oil and Gas Producing Activities

 Not applicable.

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

                                   PART III

 Items 10 through 13 of this Form 10-K are omitted by the Company and are incorporated by reference to the Company's definitive Proxy Statement for the Company's 1995 Annual Meeting of Shareholders which will be filed with the United States Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year.

                                    PART IV

 Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  (1)  List of Financial Statements

 The following is a list of financial statements which, along with the auditors' report, accompany this Form 10-K:

   - Independent Auditors' Report - Deloitte & Touche LLP
   - Consolidated Balance Sheets
      December 31, 1994 and 1993
   - Consolidated Statements of Income
      Years Ended December 31, 1994, 1993, and 1992
   - Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1994, 1993, and 1992
   - Consolidated Statements of Cash Flows
      Years ended December 31, 1994, 1993, and 1992
   - Notes to Consolidated Financial Statements

 (a)  (2)  List of Schedules Required by Item 8 and Item 14 (d)

      None.

 (a)  (3)  List of Exhibits Required by Item 601 of Regulation S-K


 EXHIBIT
 NUMBER

  (3.1) Certificate of Amendment to Restated Articles of Incorporation of Big O Tires, Inc. dated June 10, 1992 and Restated Articles of Incorporation of Big O Tires, Inc. dated August 17, 1987 (incorporated by reference to Exhibit 3 to Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

  (3.2) Amended and Restated Bylaws of Big O Tires, Inc., a Nevada corporation, as amended, August 26, 1994 (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated August 26, 1994).

  (4.1) Rights Agreement dated as of August 26, 1994, between Big O Tires, Inc. and Interwest Co., Inc., as Rights Agent (incorporated by reference to
         Exhibit 1 to Current Report on Form 8-K dated August 26, 1994).

 (10.1) 1994 Restatement of Employee Stock Ownership Plan and Trust Agreement of Big O Tires, Inc. (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

 (10.2) Big O Tires, Inc. Director and Employee Stock Option Plan (incorporated by reference to Exhibit 10.11 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
         1988).

  (10.3) First Amendment to the Big O Tires, Inc. Director and Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

  (10.4) Amendment No. 2 to the Big O Tires, Inc. Director and Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

  (10.5) Ultimate Net Loss Agreement between Big O Tires, Inc. and FBS Business Finance Corporation dated January 13, 1989 (incorporated by reference to Exhibit 10.34 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

  (10.6) Purchase Agreement effective June 30, 1987, and related documents including Promissory Notes, Modification Agreements, Security Agreements, Guaranty Agreement, and Subleases in connection with a purchase by C.S.B. Partnership and three individuals including Ronald
          D. Asher, of three Big O Franchise Retail Tire Stores in California from Security/Cal, Inc., a wholly-owned subsidiary of the Company, and H.R.I., Inc., a wholly-owned subsidiary of Security/Cal, Inc. (incorporated by reference to Exhibit 10.63 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1987).

  (10.7) Purchase Agreement effective November 1, 1987, and related documents including Promissory Notes, Security Agreements, Guaranty Agreements, Subleases, and Franchise Agreements in connection with a purchase by C.S.B. Partnership and its three general partners, including Ronald D. Asher, of two Big O Franchise Retail Tire Stores in California from Security/Cal, Inc. and H.R.I., Inc. (Seller) (incorporated by reference to Exhibit 10.45 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

  (10.8) Purchase Agreements effective July 5, 1988, October 1, 1988, and November 14, 1988, and related documents including Promissory Notes, Security Agreements, Guaranty Agreements, and Subleases in connection with a purchase by C.S.B. Partnership and three individuals including Ronald D. Asher of three Big O Franchise Retail Tire Stores in California from Big O Tires, Inc., Security/Cal, Inc., a wholly-owned subsidiary of the Company, and H.R.I., Inc., a wholly-owned subsidiary of Security/Cal, Inc. (incorporated by reference to Exhibit 10.46 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

  (10.9) Agreement and Release dated October 31, 1989, and related documents including Promissory Note, related Subleases, Assignment of Lease Rights, and Performance Guarantee in connection with the purchase by C.S.B. Partnership and its general partners, including Ronald D. Asher, of two (2) Big O franchise retail tire stores in California, owned by GEM Tire, Inc. from the Company (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

 (10.10) Ultimate Net Loss Agreement, dated as of December 1, 1990, by and between Big O Tires, Inc. and Northcross Financial Services, Inc., ICON Capital Corp., in its individual capacity and on behalf of ICON Cash Flow Partners, L.P., Series A, ICON Cash Flow Partners, L.P., Series B and any future partnerships on which it may be the general partner and/or manager (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

 (10.11) Loan and Security Agreement dated October 15, 1991, with its former lender together with exhibits and appendices (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 (10.12) Assignment for Security (Trademarks and Trademark Licenses), dated October 15, 1991, providing collateral assignment of Big O Tires, Inc.'s and its subsidiaries' trademark and trademark licenses to its former lender (incorporated by reference to Exhibit 10.58 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.13) Stock Pledge Agreement dated October 15, 1991, whereunder Big O Tires, Inc. pledged stock holdings of its subsidiary companies to its former lender (incorporated by reference to Exhibit 10.59 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.14) Continuing Guaranty Agreement dated October, 15, 1991, providing the guarantee by certain of Big O Tires, Inc.'s subsidiary companies for the obligations of Big O Tires, Inc. under the Loan and Security Agreement with its former lender (incorporated by reference to Exhibit
          10.60 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.15) First Amendment to Loan and Security Agreement, dated as of November 18, 1991, with its former lender (incorporated by reference to Exhibit
          10.62 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.16) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of November 19, 1991, for the benefit of its former lender which now enjoys a first lien position on Big O Tires, Inc.'s Vacaville, California Regional Sales and Service Center (incorporated by reference to Exhibit 10.65 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.17) Secured Promissory Note dated April 3, 1992, in the original principal amount of $3,000,000, payable to the order of its former lender which evidences Big O Tires, Inc.'s $3,000,000 term loan facility (incorporated by reference to Exhibit 10.67 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1991).

(10.18) 1994 Incentive Bonus Plans (incorporated by reference to Exhibit 10.43 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

(10.19) Agreement of Joint Venture of Big O/C.S.B. Joint Venture dated as of June 1, 1992, by and between Big O Retail Enterprises, Inc., a wholly-owned subsidiary of Big O Tires, Inc., and C.S.B. Partnership, a California general partnership (incorporated by reference to Exhibit
          10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.20) Amendment No. 1 to Agreement of Joint Venture of Big O/C.S.B. Joint Venture dated as of May 15, 1993 (incorporated by reference to Exhibit
          10.27 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

(10.21) Purchase Agreement for Private Brand Name Tires between Big O Tires, Inc. and The Kelly-Springfield Tire Co., dated August 16, 1992 (incorporated by reference to Exhibit 10.71 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1991).

(10.22) Big O Tires, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 55 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.23) Amendment No. 1 to Big O Tires, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 56 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.24) Amendment No. 2 to Big O Tires, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 57 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.25) Agreement of Joint Venture of Big O/S.A.N.D.S. Joint Venture (incorporated by reference to Exhibit 58 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.26) Commitment Letters dated July 22, 1992, from AT&T Capital Corporation (incorporated by reference to Exhibit 64 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.27) Agreement dated as of November 15, 1992, among Peerless Trading Company, Limited, Delaware Liquidators, Inc. dba Trade Center Imports, and Big O Tires, Inc.; Purchase Money Non-Negotiable Promissory Note dated as of November 15, 1992, from Peerless Trading Company, Limited to Big O Tires, Inc.; and amendment dated January 19, 1993 to the Agreement dated November 15, 1992 (incorporated by reference to
          Exhibit 66 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.28) Marketing Agreement for Private Brand Tires between Big O Tires, Inc. and General Tire, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30, 1993).

(10.29) Closing Agreement between General Tire, Inc. and Big O Tires, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30, 1993).


(10.30) Second Amendment to Loan and Security Agreement by and among its former lender and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30, 1993).

(10.31) Inventory Financing Agreement between The Kelly-Springfield Tire Company and Big O Tires, Inc. and/or Big O Tire of Idaho, Inc. and/or Big O Retail Enterprises, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30, 1993).

(10.32) Demand Note in the original principal amount of $6,000,338.67 with The Kelly-Springfield Tire Co. as Holder and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc., as Maker (incorporated by reference to Exhibit 10.50 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1993).

(10.33) Purchase Agreement by and among Tire Brands, Inc. and Big O Tires, Inc., dated as of April 30, 1993 (incorporated by reference to Exhibit
          10.5 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30,
          1993).

(10.34) Consolidation and Modification Agreement among Big O Tires (successor in interest to H.R.I., Inc. and Security/Cal, Inc.) and Big O Retail Enterprises, Inc. and C.S.B. Partnership (incorporated by reference to
          Exhibit 10.51 to Big O Tires, Inc.'s Registration Statement No. 33-65852).

(10.35) Modification of Consolidation and Modification Agreement by and between C.S.B. Partnership and Big O Tires, Inc. (incorporated by reference to Big O Tires, Inc.'s Form 10-K for the year ended December 31, 1993).

(10.36) Registration Rights Agreement dated June 28, 1993, between the Selling Shareholder and Big O Tires, Inc. (incorporated by reference to
          Exhibit 10.52 to Big O Tires, Inc.'s Registration Statement No. 33-65852).

(10.37) Loan Agreement and Promissory Note in the original principal amount of $155,000.00 with C.S.B. Partnership as Maker (incorporated by reference to Exhibit 10.44 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.38) Loan Agreement and Promissory Note in the original principal amount of $70,000.00 with Big O/C.S.B Joint Venture as Maker (incorporated by reference to Exhibit 10.45 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.39) Loan Agreement and Promissory Note in the original principal amount of $75,000.00 with Big O/S.A.N.D.S. Joint Venture as Maker (incorporated by reference to Exhibit 10.46 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.40) Commercial Note and Loan Agreement, Commercial Mortgage and Environmental Certificate between Big O Development, Inc. and National City Bank, Kentucky, and Guaranty Agreement of Big O Tires, Inc. guaranteeing the obligations of Big O Development, Inc. to National City Bank, Kentucky in connection with the borrowing of $1,500,000 for construction of the Company's Regional Sales and Service Center in New Albany, Indiana (incorporated by reference to Exhibit 10.47 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.41) Construction Agreement between Big O Development, Inc. and Koetter Construction, Inc. to construct the Regional Sales and Service Center in Floyd County, Indiana (incorporated by reference to Exhibit 10.48 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.42) Purchase and Sale Agreement and Joint Escrow Instructions by and between Western Realco and Big O Tires, Inc. for the purchase of the Company's Regional Sales and Service Center in Clark County, Nevada (incorporated by reference to Exhibit 10.49 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.43) Lease between Big O Tires, Inc. and Simpson Dura-Vent Company, Inc., dated January 24, 1994 for property located at 877 Cotting Court, Vacaville, California and related election of option to accelerate occupation (incorporated by reference to Exhibit 10.51 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.44) Letter dated January 26, 1994 from General Tire, Inc. to the Company terminating the Marketing Agreement for Private Brand Name Tires between Big O Tires, Inc. and General Tire, Inc. dated May 14, 1993 (incorporated by reference to Exhibit 10.52 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.45) Purchase Agreement by and between Caps Tire Limited Liability Company and Intermountain Big O Realty for the Big O Tires Retail Store located at 8151 East Arapahoe Road, Englewood, Colorado (incorporated by reference to Exhibit 10.53 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.46) Third and Fourth Amendments to Loan and Security Agreement by and between Big O Tires, Inc. and its primary lender (incorporated by reference to Exhibit 10.54 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.47) Limited Partnership Agreement by and between Donald J. Horton, General Partner, Thomas L. Staker, General Partner, and Big O Tires, Inc., Limited Partner, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.56 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.48) Loan Agreement and Guaranty, Promissory Note and Security Agreement with Big O Tires, Inc. Employee Stock Ownership Plan ("ESOP") as Borrower, Big O Tires, Inc., as Guarantor, and Key Bank of Wyoming, as Lender, in connection with the refinancing of the ESOP debt in the amount of $960,000 (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31,
          1993).

(10.49) Amendment to Partnership Agreement dated August 25, 1994, by and between Big O Development, Inc., a Colorado corporation, a wholly-owned subsidiary of Big O Tires, Inc. and Mill Creek Associates, Ltd., a Colorado limited partnership (incorporated by reference to Exhibit
          10.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

(10.50) Agreement dated July 1, 1994, by and between General Tire, Inc., an Ohio corporation and Big O Tires, Inc. (incorporated by reference to
          Exhibit 10.4 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.51) Consulting Agreement by and between Big O Tires, Inc., and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.5 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.52) Letter Agreement dated January 10, 1995, amending the Consulting Agreement by and between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.53) Letter Agreement dated July 12, 1994, by and between Big O Tires, Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit
          10.6 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.54) Letter Agreement dated March 23, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.7 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.55) Ultimate Net Loss Agreement dated October 21, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.8 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.56) Fifth Amendment to Loan and Security Agreement by and between Big O Tires, Inc. and its former lender dated April 29, 1994 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.57) Agreement by the Investment Committee of the Board of Directors and the Management/Dealer participants dated September 22, 1994 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 6, 1994).

(10.58) Letter dated September 13, 1994, to the Investment Committee of Big O Tires, Inc. and the Management participants and Dealer representatives (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 6, 1994).

(10.59) Letter dated February 7, 1995, from the Dealer-Management Group to the Company's Board Chairman (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10,
          1995).

(10.60) Agreement between the Company and the Management/Dealer participants dated January 20, 1995 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10,
          1995).

(10.61)   Form of Franchise Agreement currently in use.

(10.62) Multi-Tenant Lease NNN dated December 1, 1994 between Botac VI Leasing L.L.C., a Utah Limited Liability Company and Big O Development, Inc .

(10.63) Assignment and Assumption Agreement dated December 2, 1994 by Big O Development, Inc., Big O Tires, Inc. and Botac VI Leasing, L.L.C. and Allstate Life Insurance Company.

(10.64) Guarantee Agreement dated December 2, 1994 by Big O Tires, Inc., Big O Development, Inc. and Allstate Life Insurance Company.

  (10.65) Closing Agreement dated December 2, 1994 by Big O Development, Inc., Big O Tires, Inc., Botac VI Leasing, L.L.C., and Allstate Life Insurance Company.

  (10.66) Commercial contract to Buy and Sell Real Estate dated March 17, 1994 between Bailey's Moving and Storage and Big O Tires, Inc.

  (10.67) Confidentiality Agreement dated September, 1994 between Big O Tires, Inc. and Kenneth W. Pavia, Sr.

  (10.68) Amendment No. 1 to the Big O Tires, Inc. Employee Stock Ownership Plan and Trust Agreement dated September 12, 1994.

  (10.69) Development Management Agreement dated September, 1994 between Ross Development Management Group, Inc. and Big O Development, Inc. and Big O Tires, Inc.

  (10.70) Letter Agreement dated February 20, 1995 terminating the Consulting Agreement between Big O Tires, Inc. and Horst K. Mehlfeldt.

  (10.71)  1995 Incentive Bonus Plans

  (10.72) Commitment Letter dated February 16, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation for real estate financing.

  (10.73) Commitment Letter dated February 16, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation for equipment financing.

  (10.74) Extension letter dated December 9, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation to extend existing lines of credit through December 31, 1995.

  (10.75)  Resignation letter dated February 27, 1995 from Robert L. Puckett.

  (10.76)  Resignation letter dated February 24, 1995 from David W. Dwyer.

  (10.77) Revolving Credit Agreement dated January 23, 1995 between Big O Tires, Inc. and The First National Bank of Chicago.

  (10.78) Consent, Acknowledgement and Access Agreement dated January 23, 1995 between The Bank of Cherry Creek, N.A., Kenneth B. Buckius and The First National Bank of Chicago.

  (10.79) Note Purchase Agreement dated April 27, 1994 between Big O Tires, Inc. and USG Annuity & Life Company and Republic Western Insurance Company.

  (10.80) Franchise Agreement dated October 7, 1994 between Big O Tires, Inc. and OK Tires, Inc. for the Retail Store located at 2830 West 3500 South, West Valley City, Utah 84119.

  (10.81) Franchise Agreement dated November 26, 1993 between Big O Tires, Inc. and CAPS Tire Limited Liability Company for the Retail Store located at 8151 East Arapahoe Road, Englewood, Colorado 80112.

  (10.82) Form of Confidentiality Agreement signed by dealers dated October 19, 1994.

  (10.83) Ultimate Net Loss Agreement dated November 30, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation.

  (10.84) Inventory Financing Agreement together with a Demand Note dated September 30, 1994, by and between The Kelly-Springfield Tire Company and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc.

  (10.85) Supplemental Executive Retirement Plan dated December 7, 1994, by Big O Tires, Inc., effective January 1, 1994.

  (10.86) Forms of Stock Appreciation Rights Agreement dated February 15, 1995, between Big O Tires, Inc. and the Members of the Chief Executive Office.

  (10.87) Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc., and John E. Siipola.

  (10.88) Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc., and Horst K. Mehlfeldt.

  (21.1)   Big O Tires, Inc. Subsidiaries.

  (25.1) Powers of Attorney executed by each of the Directors of Big O Tires, Inc.

  (27.1)   Big O Tires, Inc.'s Financial Data Schedule.

  (99.1) October 31, 1994 press release issued by AKH Company, Inc., a California based retail tire chain, doing business as "Discount Tire Centers" and "Evans Tire and Service Centers" (incorporated by reference to Exhibit 99.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

  (99.2) November 1, 1994 press release issued by Big O Tires, Inc. (incorporated by reference to Exhibit 99.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).
 __________
 * All executive compensation plans and arrangements required to be filed as exhibits to the Form 10-K pursuant to Item 601.

 (b)  Reports on Form 8-K

      1. In a Current Report on Form 8-K, dated December 2, 1994, the Company reported on two proposals with contingencies to acquire the outstanding shares of the Company. No assurances were given that either of the proposals would be consummated.

      2. In a Current Report on Form 8-K, dated December 6, 1994, the Company reported that the Investment Committee of the Board of Directors agreed to enter into a period of exclusive negotiations with a group of officers, managers and franchised dealers ("Dealer-Management Group") that recently made an offer to acquire the outstanding shares of the Company and that AKH Company, Inc., who had made a previous offer to acquire the Company had advised the Investment Committee it was contemplating deferring any further proposal as long as the Dealer-Management Group's bid remains under active consideration. The Company also reported that two separate class action lawsuits had been filed against the Company and its nine directors similarly requesting, among other things, the court to enjoin the sale of the Company to the Dealer-Management Group.

 (c)  Exhibits

 Exhibits required by Item 601 of Regulation S-K are listed above under (a) (3) of this Item 14.

 (d)  Financial Statement Schedules

 Financial Statement Schedules are listed above under (a) (2) of this Item 14.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  March 29, 1995

                               BIG O TIRES, INC., a Nevada corporation

                               By:  /s/ JOHN E. SIIPOLA
                                    ----------------------------------
                                    John E. Siipola
                                    Member of the Office of the
                                    Chief Executive and Chairman

                               By:  /s/ HORST K. MEHLFELDT
                                    ----------------------------------
                                    Horst K. Mehlfeldt
                                    Member of the Office of the
                                    Chief Executive and Vice-Chairman

                               By:  /s/ STEVEN P. CLOWARD
                                    ----------------------------------
                                    Steven P. Cloward
                                    Member of the Office of the
                                    Chief Executive and President

                               By:  /s/ JOHN B. ADAMS
                                    ----------------------------------
                                    John B. Adams
                                    Principal Accounting Officer


                               By:  /s/ JOHN B. ADAMS
                                    ----------------------------------
                                    John B. Adams
                                    Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Date             Name and Title                                   Signature
 ----             --------------                                   ---------
 March 29, 1995   John E. Siipola                                  JOHN E. SIIPOLA
                  Director, Member of the Office of the
                  Chief Executive and Chairman of the Board

                  Horst K. Mehlfeldt                               HORST K. MEHLFELDT
                  Director, Member of the Office of the
                  Chief Executive and Vice-Chairman of the Board

                  Steven P. Cloward                                STEVEN P. CLOWARD
                  Director, Member of the Office of the
                  Chief Executive and President

                  John B. Adams                                    JOHN B. ADAMS
                  Director and Principal
                  Financial Officer

                  Ronald D. Asher                                  RONALD D. ASHER
                  Director

                  Frank L. Carney                                  FRANK L. CARNEY
                  Director

                  Everett H. Johnston                              EVERETT H. JOHNSTON
                  Director

                  Ralph J. Weiger                                  RALPH J. WEIGER
                  Director

                  C. Thomas Wernholm                               C. THOMAS WERNHOLM
                  Director

 March 29, 1995
                                     By:  /s/ JOHN B. ADAMS
                                          ----------------------------------
                                          John B. Adams
                                          Attorney-in-Fact

 Independent Auditors' Report
 ----------------------------

 To the Shareholders and Board of Directors of
  Big O Tires, Inc.
 Englewood, Colorado

 We have audited the accompanying consolidated balance sheets of Big O Tires, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




 DELOITTE & TOUCHE LLP



 Denver, Colorado
March 13, 1995

                               BIG O TIRES, INC.
                               -----------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                           DECEMBER 31, 1994 AND 1993
                           --------------------------
                        (000s except for share amounts)
                        -------------------------------


ASSETS                                                         1994      1993
------------------------------------------------------------  -------   -------

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 4,882   $ 1,113
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $835 in 1994 and $1,039 in 1993                              8,165     7,016
  Other receivables                                             2,905       706
  Current portion of notes receivable:
    Related parties                                                10       195
    Other                                                         723       798
  Inventories                                                  14,219    11,748
  Deferred income taxes                                         2,126     1,802
  Other current assets                                            688       758
                                                              -------   -------
    Total current assets                                       33,718    24,136
                                                              -------   -------

NOTES RECEIVABLE,
  net of current portion:
  Related parties                                                  20       955
  Other                                                         3,173     4,668
                                                              -------   -------
                                                                3,193     5,623
                                                              -------   -------

PROPERTY, PLANT AND EQUIPMENT:
  Furniture and equipment                                       6,021     5,939
  Buildings and leasehold improvements                          7,413     9,311
  Land and land improvements                                    1,574     2,815
  Construction in progress                                      2,169         -
                                                              -------   -------
                                                               17,177    18,065
  Less accumulated depreciation and amortization               (5,146)   (4,912)
                                                              -------   -------
                                                               12,031    13,153
                                                              -------   -------

INTANGIBLE AND OTHER ASSETS:
  Distribution rights, net of accumulated amortiza-
   tion of $1,816 in 1994 and $1,538 in 1993                    9,077     9,355
  Equity in joint ventures and unconsolidated subsidiaries      1,129     1,385
  Other                                                         2,820     2,955
                                                              -------   -------
                                                               13,026    13,695
                                                              -------   -------

  TOTAL ASSETS                                                $61,968   $56,607
                                                              =======   =======

                See consolidated notes to financial statements.

                               BIG O TIRES, INC.
                               -----------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                           DECEMBER 31, 1994 AND 1993
                           --------------------------
                        (000s except for share amounts)
                        -------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                    1994      1993
---------------------------------------------------    -------   -------

CURRENT LIABILITIES:
  Accounts payable                                     $   650   $ 3,613
  Accrued payroll and benefits                           1,130     1,257
  Other accrued expenses                                 1,355     1,478
  Warranty reserve                                       3,850     3,254
  Current portion of long-term debt                      2,033     2,448
  Current portion of capital lease obligations              33       201
                                                       -------   -------
     Total current liabilities                           9,051    12,251
                                                       -------   -------

LONG-TERM DEBT,
  net of current portion                                15,739    10,783
                                                       -------   -------

CAPITAL LEASE OBLIGATIONS,
  net of current portion                                   167       254
                                                       -------   -------

OTHER LONG-TERM LIABILITIES                              1,433       856
                                                       -------   -------

EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATIONS                  449       975
                                                       -------   -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock: $ .10 par value
    100,000,000 shares authorized,
    shares issued:  3,339,300 in 1994
    and 3,274,900 in 1993                                  334       327
  Capital contributed in excess of par                  15,418    14,529
  Retained earnings                                     20,419    17,728
                                                       -------   -------
                                                        36,171    32,584
  Less: Employee stock ownership plan obligations         (449)     (975)
        Deferred stock grant compensation                 (472)        -
        Treasury stock, at cost, 31,300 shares            (121)     (121)
                                                       -------   -------
                                                        35,129    31,488
                                                       -------   -------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $61,968   $56,607
                                                       =======   =======

                See notes to consolidated financial statements.

                               BIG O TIRES, INC.
                               -----------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
             ----------------------------------------------------
                 (000s except for share and per share amounts)
                 ---------------------------------------------

                                                                         1994         1993         1992
                                                                       ---------    ---------    ---------
SALES, net                                                             $ 127,678    $ 122,960    $ 119,799
COST OF SALES                                                             97,547       95,329       92,150
                                                                       ---------    ---------    ---------
GROSS PROFIT                                                              30,131       27,631       27,649
                                                                       ---------    ---------    ---------
EXPENSES, net:
  Selling and administrative                                              19,132       19,316       19,372
  Product delivery expense                                                 3,113        2,499        2,341
  Interest expense                                                         1,465        1,219        1,170
  Loss on sale or closure of retail stores                                 1,106          429           --
  Shareholder proposal expense                                               674           --           --
  Offering costs                                                              --          281           --
  Warehouse consolidation costs                                               --          607           --
                                                                       ---------    ---------    ---------
                                                                          25,490       24,351       22,883
                                                                       ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                     4,641        3,280        4,766
                                                                       ---------    ---------    ---------
PROVISION FOR INCOME TAXES:
  Current                                                                  2,311        1,979        2,275
  Deferred                                                                  (361)        (579)        (292)
                                                                       ---------    ---------    ---------
                                                                           1,950        1,400        1,983
                                                                       ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          2,691        1,880        2,783
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           --          285           --
                                                                       ---------    ---------    ---------
NET INCOME                                                             $   2,691    $   1,595    $   2,783
                                                                       =========    =========    =========
EARNINGS PER SHARE:
  Income before cumulative effect of change in accounting principle    $     .80    $     .55    $     .80
  Cumulative effect of change in accounting principle                         --         (.08)          --
                                                                       ---------    ---------    ---------
Net income                                                             $     .80    $     .47    $     .80
                                                                       =========    =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING                                    3,347,892    3,409,962    3,497,044
                                                                       =========    =========    =========


               -See notes to consolidated financial statements.-

                               BIG O TIRES, INC.
                               -----------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
             ----------------------------------------------------
                               ($ only in 000s)
                               ----------------

                                                                                   Employee
                                      COMMON STOCK         Capital                   Stock                       TREASURY STOCK
                                    ------------------   Contributed               Ownership      Deferred     ------------------
                                    Number of             In Excess    Retained      Plan       Stock Grant    Number of
                                     Shares     Amount     of Par      Earnings   Obligations   Compensation    Shares     Amount
                                    ---------   ------   -----------   --------   -----------   ------------   ---------   ------

BALANCE JANUARY 1, 1992             3,525,300    $352      $19,012     $13,350      $(1,656)       $  --        32,800     $(126)
  Net Income for 1992                                                    2,783
  Stock Options Exercised              17,400       2           11
  Deferred Compensation under
    Discounted Stock Option Plan                                75
  Treasury Stock Sold                                            1                                              (1,800)        7
  Employee Stock Ownership Plan
    Obligations                                                                         379
                                    ---------    ----      -------     -------      -------        -----        ------     -----

BALANCE DECEMBER 31, 1992           3,542,700     354       19,099      16,133       (1,277)          --        31,000      (119)
  Net Income for 1993                                                    1,595
  Sale of Common Stock                 93,300       9        1,097
  Stock Issued as Compensation          1,500                   19
  Stock Options and Warrants
    Exercised                          37,400       4          284
  Deferred Compensation under
    Discounted Stock Option Plan                                90
  Purchase and Retirement of
    Treasury Stock and Warrants      (400,000)    (40)      (6,060)
  Treasury Stock Purchased                                                                                         300        (2)
  Employee Stock Ownership Plan
    Obligations                                                                         302
                                    ---------    ----      -------     -------      -------        -----        ------     -----

BALANCE DECEMBER 31, 1993           3,274,900     327       14,529      17,728         (975)          --        31,300      (121)
  Net Income for 1994                                                    2,691
  Stock Issued as Compensation         33,700       4          516                                  (472)
  Stock Options Exercised              30,700       3          229
  Deferred Compensation under
    Discounted Stock Option Plan                               144
  Employee Stock Ownership Plan
    Obligations                                                                         526
                                    ---------    ----      -------     -------      -------        -----        ------     -----
BALANCE DECEMBER 31, 1994           3,339,300    $334      $15,418     $20,419      $  (449)       $(472)       31,300     $(121)
                                    =========    ====      =======     =======      =======        =====        ======     =====

               -See notes to consolidated financial statements.-

                               BIG O TIRES, INC.
                               -----------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
             ----------------------------------------------------
                                    (000s)
                                    ------

                                                                1994      1993      1992
                                                               -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 2,691   $ 1,595   $ 2,783
                                                               -------   -------   -------
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                1,215     1,168     1,120
    Amortization of intangibles                                    453       390       568
    Provision for losses on accounts and notes receivable          356       556     1,245
    Loss on sales and retirements of property and equipment         37        40        23
    Loss on sales and closures of retail stores                  1,106       150        --
    Loss on investments in affiliates                               --        --       306
    Equity in losses of affiliates                                 250       350       157
    Deferred compensation under stock option plan and
     restricted stock grants                                       224        90        75
    Deferred gain recognized                                       (47)      (35)      (35)
    Deferred income taxes                                         (361)     (579)     (292)
    Cumulative effect of change in accounting principle             --       285        --
    Other                                                           --       104         4
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                  (4,446)   (1,206)   (1,656)
    (Increase) decrease in inventories                          (2,253)    3,356    (1,805)
    (Increase) decrease in other current assets                    161      (329)       58
    (Increase) decrease in other assets                              9       (40)       32
    Increase (decrease) in accounts payable                     (2,987)    4,528     3,355
    Increase (decrease) in accrued expenses                         25       278      (376)
    Increase (decrease) in warranty reserve                        596       600       300
    Increase (decrease) in other liabilities                      (258)       --        --
                                                               -------   -------   -------
      Total adjustments                                         (5,920)    9,706     3,079
                                                               -------   -------   -------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (3,229)   11,301     5,862
                                                               -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                                    (650)     (400)      (73)
  Payments received on notes receivable                          1,170     1,184     1,126
  Proceeds from sales of notes receivable                        2,962        --        --
  Equity investment in affiliates                                 (187)     (673)     (221)
  Acquisition of interest in joint ventures                         --      (266)       --
  Acquisition of other assets                                       --    (1,005)       --
  Contingent payments related to business combination               --      (788)     (501)
  Net cash provided by sales of retail stores                      204        77        --
  Purchase of retail stores                                       (410)     (435)     (182)
  Purchases of property and equipment                           (1,896)   (1,039)     (753)
  Proceeds from sales of property and equipment                  1,183        42        38
                                                               -------   -------   -------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           2,376    (3,303)     (566)
                                                               -------   -------   -------


               -See notes to consolidated financial statements.-

                               BIG O TIRES, INC.
                               -----------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
             ----------------------------------------------------
                                    (000s)
                                    ------

                                                  1994      1993      1992
                                                --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt      $10,735   $   560   $ 1,140
  Principal payments on long-term debt           (6,106)   (4,055)   (6,539)
  Principal payments on capital
   lease obligations                               (239)     (274)     (201)
  Proceeds from sale of common stock and
   stock options and warrants exercised, net        232     1,394        13
  Purchase and retirement of treasury stock
   and warrants                                      --    (6,100)       --
  Sale of treasury stock                             --        --         8
                                                -------   -------   -------

     NET CASH PROVIDED (USED)
     BY FINANCING ACTIVITIES                      4,622    (8,475)   (5,579)
                                                -------   -------   -------

NET INCREASE (DECREASE) IN CASH                   3,769      (477)     (283)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                             1,113     1,590     1,873
                                                -------   -------   -------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                 $ 4,882   $ 1,113   $ 1,590
                                                =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the year for:
  Interest                                      $ 1,446   $ 1,240   $ 1,219
  Income taxes                                    2,373     2,116     2,583

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

  Accounts receivable transferred to long-
   term notes receivable and other assets       $   478   $ 1,912   $ 1,871
  Employee stock ownership plan obligations         526       302       379
  Non-cash equity investments in affiliates          --       108       819
  Notes receivable from sales of retail stores       --        --        83
  Accounts payable transferred to long-term debt     --     6,000        --
  Non-cash acquisition of company-owned
    retail stores                                    --       187        --
  Inventories received in satisfaction of
    long-term notes receivables                     454        --        --
  Common stock issued as unearned compensation      520        --        --
  Property and equipment purchased by issuance of
   long-term debt                                 2,767        --        --
  Sale of assets through assumption
   of related debt                                4,078        --        --

              -See notes to consolidated financial statements.-

                               BIG O TIRES, INC.
                               -----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
             ----------------------------------------------------



 1.  NATURE  OF  BUSINESS AND  SIGNIFICANT ACCOUNTING  POLICIES:

 Operations
 ----------

 The Company is the franchisor of Big O Tire stores and sells tires, wheels, and related products directly to franchised Big O dealers ("Franchisees"), to licensees in Canada and to retail customers at its Company owned retail tire stores. The Company is active in promoting certain programs and sales techniques to its Franchisees.

 Under a Franchise Agreement, the Company grants the right to operate a retail tire store using the Big O trademarks, service marks and associated logos and symbols in exclusive marketing territories. Depending on certain qualifications, the initial franchise fee ranges from $7,000 to a maximum of $21,000. Assignment or transfer of a Franchise Agreement provides a transfer fee of up to $21,000. Initial franchise fees are deferred and recognized when all material services or conditions relating to the sale or transfer of the franchise have been substantially completed. The Franchisees must also pay the Company a continuing royalty fee of 2% based upon the Franchisees' monthly gross sales as that term is defined in the Franchise Agreement. Continuing royalty fees are recognized when the fees are earned and become receivable from the Franchisee. The initial franchise and royalty fees included in sales were $6,772,000, $6,116,000 and $5,856,000 for 1994, 1993 and 1992, respectively.
 The Franchise Agreement also allows for the Company to collect a 1% fee to be used for national advertising; however, this fee is currently limited to $.10 for each Big O brand tire purchased from the Company.

 One member of the Company's Board of Directors had ownership of or interests in thirty-one (31) Big O Retail Stores during 1994 and 1993, and two members of the Company's Board of Directors had ownership of or interests in twenty-seven
 (27) Big O Retail Stores in 1992. Three officers of the Company each had ownership interests in a Big O Retail Store during 1994, two officers each had an ownership interest in a Big O Retail Store in 1993, and one officer had an ownership interest in a Big O Retail Store in 1992. Sales to these stores were approximately $9,372,000, $8,122,000, and $9,176,000 during 1994, 1993 and
 1992, respectively. These sales were made under the same terms and conditions as those with unrelated parties. As of December 31, 1994 and 1993, outstanding accounts and notes receivable from these stores totalled $803,000 and $1,609,000, respectively. The Company has also provided equipment lease guarantees to certain of these stores totalling $531,000 at December 31, 1994. During 1993, an officer of the Company purchased real property from a joint venture in which the Company holds a 50% interest. The sale resulted in a pretax gain of $38,000 for the joint venture.

 Significant Accounting Policies:
 -------------------------------

 Consolidation and Reclassifications -

 All significant majority-owned subsidiaries are consolidated and all significant intercompany transactions are eliminated. Certain reclassifications have been made to 1993 and 1992 financial information to make the presentation consistent with that of the current year. These reclassifications had no impact on net income.

 Cash -

 Cash and cash equivalents include time deposits, certificates of deposit and marketable securities with original maturities of three months or less.

 At December 31, 1994 cash in the amount of $4,228,000 was restricted for use by the Company for the acquisition of the Las Vegas distribution center which was under construction.

 Inventories -

 Inventories consist of finished goods only. New and recapped tire inventories of Big O Tire of Idaho, Inc. ("Idaho"), a subsidiary of the Company, and the inventories purchased pursuant to the November 1988 Kentucky and Indiana merger (see Note 2), are valued at the lower of last-in, first-out (LIFO) cost or market. All other inventories are valued at the lower of first-in, first-out
 (FIFO) cost or market.  Inventories of $4,657,000 and    $3,864,000 at December
 31, 1994 and 1993, respectively, are valued at LIFO. Under the FIFO method of inventory valuation, these inventories would have been approximately $44,000 and $341,000 higher at December 31, 1994 and 1993, respectively.

 Property, Plant and Equipment -

 Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line and double declining balance methods over estimated useful lives of the assets ranging from three to 40 years.

 Ordinary maintenance and repairs are charged to operations, while expenditures which extend the physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations in the year of disposition and the related asset and accumulated depreciation accounts are adjusted accordingly.

 Intangible Assets -

 Distribution rights, which represent the excess purchase cost over the fair market value of net assets acquired in certain mergers and acquisitions (see
 Note 2) are capitalized and are being amortized by charges to operations on a straight line basis over 40 years.

 Warranty Reserve -

 The Company maintains a reserve for future warranty claims on Big O brand tires based on historical experience.

 Earnings Per Share -

 Earnings per share is computed using the weighted-average number of outstanding shares during each period presented. Inclusion of common stock equivalents did not have a material effect on the computation.

 2.  ACQUISITIONS AND  MERGERS:

 In November 1988 the Company acquired Big O Tire of Louisville, Inc. ("Louisville") at a cost of $3,031,000. Louisville had the distribution rights to the Kentucky and Indiana market of 24 Big O Retail Stores. The Company issued 204,200 shares of its common stock and paid $1,443,000 in cash for this acquisition. The stock was valued at $7.70 per share which approximated management's estimate of the market value of such unregistered shares as of the date of the transaction. In accordance with the purchase method of accounting, the purchase price was allocated to the net assets acquired based on fair values at the date of acquisition with $1,114,000 being assigned to distribution rights and $600,000 to a non-compete agreement. In connection with this acquisition, the Company also had an obligation to provide additional securities, or obtain the return of a portion of those securities, based upon the trading price of the Company's common stock at specified dates through November 1994.

 In August 1990 the Company modified the agreement with the former shareholders of Louisville whereby the Company guaranteed that the former shareholders would receive, under certain circumstances, a value of $25.00 per share (subject to adjustment depending on when payment is received) from the sale of the Big O common stock issued to them in connection with the acquisition of Louisville, and the former shareholders provided the Company with an option of paying cash in lieu of issuing additional securities pursuant to this obligation. In 1993 and 1992, cash payments of $788,000 and $501,000, respectively, were made to the former shareholders of Louisville under the terms of this obligation which were capitalized as additional costs of distribution rights. In June 1993, the Company completed an equity offering which included the sale of 81,667 shares of Big O common stock held by the former shareholders of Louisville. With the sale of this stock and the cash payment of $788,000, the Company's obligation to the former shareholders was fully satisfied.

 3.  JOINT  VENTURES:

 In August 1992 the Company sold its interest in a joint venture involving a wholly owned subsidiary, Big O Distributors, Inc. (Distributors) and received a five-year promissory note for $231,000 in exchange for its interest. The Company incurred a loss of approximately $73,000 on the sale. Although the buyer, Aspen Enterprises, Inc., is now primarily responsible for obligations under the building lease, Distributors remains liable through 1996 for up to $287,000 in future rentals if the joint venture defaults. These future rents are not included in the future minimum rental payments disclosed in Note 8.

 Prior to 1992 the Company and one of its subsidiaries, Big O Development, Inc. (Development), entered into three separate joint venture agreements with independent parties for the purpose of developing real estate sites for Big O Retail Stores. The Company accounts for its 50% investment in these joint ventures using the equity method. During 1993, the Company acquired the remaining 50% interest in one of the joint ventures at a cost of $266,000. The joint venture was then liquidated and the net assets were transferred to Development. At December 31, 1994 and 1993, $573,000 and $467,000,
 respectively, were recorded as investments in these joint ventures including $9,000 in pretax loss for 1994 and $10,000 and $23,000 in net pretax income for 1993, and 1992, respectively.

 In 1993 and 1992, the Company and one of its subsidiaries, Big O Retail Enterprises, Inc., entered into separate joint venture agreements with five of its franchisees to operate retail stores in Arizona, California, Colorado, and Wyoming. Generally, the Company contributed inventories in the amount of $55,000 and guaranteed certain financing arrangements in exchange for a 50% interest in each joint venture.

 4.  SALES  AND  CLOSURES  OF  RETAIL  STORES:

 In 1994, the Company sold five retail stores for cash and notes. Assets with a net book value of $765,000 were sold for $648,000 resulting in a pretax loss of $117,000. The Company also closed four retail stores. In connection with the closure of these stores and the estimated future lease costs associated with two additional closed locations, one time charges of $989,000 were accrued to cover estimated closing and future lease costs.

 In 1993, the Company sold five retail stores to franchisees for cash and notes. Assets with a net book value of $798,000 were sold for $648,000, resulting in a pretax loss of $150,000. The Company also closed one retail store. In connection with this closure and the estimated future lease costs associated with three other closed locations, one time charges of $279,000 were accrued to cover estimated closing and future lease costs.

 In 1992, the Company sold four retail stores to a franchisee for a promissory note. Inventories, property, equipment and other assets with a net book value of $481,000 were sold for $612,000. Because the transaction was considered a highly leveraged transaction, it has not been recorded as a sale of assets, and no gain has been recognized during 1994, 1993 or 1992. The note receivable arising from the transfer of assets has been reflected in the financial statements as other assets, net of the deferred gain of $131,000.

 5.  NOTES  RECEIVABLE:

 Notes receivable at December 31, 1994 and 1993, consisted of the following (in thousands):

                                                           1994           1993
                                                        ----------     ----------
 6.0% to 12.0% notes receivable from
 franchisees (including related parties
 in 1993) from the sale of Company-owned
 retail stores, substantially all of which
 are collateralized by inventories,
 equipment, receivables and franchise
 rights, due in monthly installments
 plus interest (see Note 4).                            $ 1,432        $ 2,053

 8.0% to 11.25% notes receivable from
 franchisees, for inventories and equipment,
 substantially all of which are also collateral,
 due in monthly installments plus
 interest.                                                1,599          3,332

 6% note receivable due from a vendor for
 returned inventories, which are also
 collateral, due in monthly installments
 plus interest.                                             187            613

 9.25% to 10% notes receivable from sale of real
 properties, collateralized by said properties,
 due in monthly installments plus interest.                 494            213

 8% note receivable from sale of joint venture
 interest, collateralized by inventories and
 equipment, due in monthly installments
 plus interest.                                              --            184

 Other - primarily 8% to 11% notes
 receivable from various entities, majority
 are without collateral, maturing at
 various dates.                                             214            221
                                                        -------        -------
                                                          3,926          6,616
   Less current portion                                     733            993
                                                        -------        -------
   Long-term portion                                    $ 3,193        $ 5,623
                                                        =======        =======

 6.  LONG-TERM  DEBT:

Long-term debt at December 31, 1994 and 1993, consisted of the following (in thousands):

                                                                   1994      1993
                                                                  -------   -------
Prime rate (8.5% at December 31, 1994) plus 1/2% revolving
credit loan, with an annual facility fee of $19,000,
collateralized by receivables and inventories, with a maximum borrowing of up to $12,000,000 (limited to a portion of eligible collateral and further reduced by the amount of any outstanding letters of credit issued by the lender on behalf of the
Company). This loan was replaced by a new credit facility on
January 23, 1995. (a)                                             $ 2,985   $    --

Prime rate plus 1% term loan paid in April 1994.                       --     2,000

8.71% senior loan, collateralized by certain real estate,
interest only due in quarterly installments through July 1998, then principal due in quarterly installments of $333,000 plus
interest through May 2004.                                          8,000        --

Prime rate credit loan, without collateral, due in monthly
principal installments of $115,000 plus interest through
September 1995, $125,000 plus interest through September 1996, and $135,000 plus interest through October 1997, balance due
November 1997. (b)                                                  4,355     5,600

Prime rate mortgage loan, collateralized by deed of trust, due in monthly installments of $8,000 plus interest through
September 2001.                                                     1,475        --

Prime plus 2.25% mortgage loan, collateralized by a deed of
trust, due in monthly installments of $4,000 through July 2004.       412        --

8.0% mortgage loan, collateralized by deed of trust, interest
and principal due January 1995.                                       312        --

8.0% mortgage loan, collateralized by deed of trust, interest
and principal due April 1995.                                         200        --

9.5% mortgage loan, collateralized by a deed of trust, due in monthly installments of $25,000 through January 2000, balance
due February 2000. (c)                                                 --     2,804

10.08% mortgage loan, collateralized by a deed of trust,
principal and interest due in monthly installments of $5,000
through April 1997, balance due April 1997. (c)                        --       485

10.65% mortgage loan paid in April 1994.                               --     1,740

                                                                   1994     1993
                                                                  -------  -------
8% mortgage loan paid in February 1994.                                --      335

8% mortgage loan paid in April 1994.                                   --      225

Other                                                                  33       42
                                                                  -------  -------
                                                                   17,772   13,231
    Less current portion                                            2,033    2,448
                                                                  -------  -------
    Long-term portion                                             $15,739  $10,783
                                                                  =======  =======

(a) The amount of borrowing availability for the line of credit is determined by application of a predefined formula to the collateral base on a weekly basis. The ranges of permitted borrowings for 1994, 1993 and 1992 were as follows (in thousands):

                     1994        $7,160  -   $12,000
                     1993        $6,862  -   $12,000
                     1992        $8,976  -   $ 9,800

In October 1991, the Company executed a Loan and Security Agreement with its primary lender that provided a revolving line of credit of $12,000,000 (which was limited to a portion of eligible collateral and was further reduced by the amount of any outstanding letters of credit issued by the lender on behalf of the Company) and a term loan of $3,000,000. Interest was computed on the outstanding borrowings at the prime rate plus 1/2% on the line of credit and at the prime rate plus 1% on the term loan. The credit facility was collateralized by receivables, inventories, equipment and certain real estate. The agreement contained various covenants and restrictions (including a restriction which precludes the payment of cash dividends or the return of capital to shareholders) with which the Company was in compliance at December 31, 1994.

In January 1995, the Company executed a Revolving Credit Agreement with another primary lender which provides a revolving line of credit of $20,000,000 (which is limited to a portion of eligible collateral and is further reduced by the amount of any outstanding letters of credit issued on behalf of the Company). This credit facility replaced the previous credit agreement and the borrowings under the previous agreement were repaid.

(b) Interest rate reductions of up to 2.5% may be earned by meeting certain purchase requirements defined in the lending agreement.

(c) In 1994 the Company sold the real property collateralizing these mortgage loans. Under the terms of the transactions, the new owners assumed the mortgage liability. The Company has guaranteed the loans.

The annual maturities of long-term debt for succeeding years are as follows (in thousands):

                          1995              $ 2,033
                          1996 (d)            4,630
                          1997                1,533
                          1998                  786
                          1999                1,445
                          Due thereafter      7,345
                                            -------
                                            $17,772
                                            =======

(d) Includes $2,985,000 outstanding under a line of credit which was replaced in January 1995 with a credit facility which matures January 1998.

7.  CAPITAL  LEASES:

The Company leases certain equipment and a building under capital lease arrangements. Leased assets under these arrangements at December 31, 1994 and 1993 were as follows (in thousands):

                                               Accumulated
                                       Cost   Amortization  Net
                                      ------  ------------  ----
1994:
-----
Building and leasehold improvements   $  125      $ 70      $ 55
Equipment                                144        89        55
                                      ------      ----      ----
                                      $  269      $159      $110
                                      ======      ====      ====
1993:
-----
Building and leasehold improvements   $  125      $ 64      $ 61
Equipment                                875       584       291
                                      ------      ----      ----
                                      $1,000      $648      $352
                                      ======      ====      ====

At December 31, 1994, future minimum lease commitments under these leases for succeeding years were as follows (in thousands):

              1995                                 $ 70
              1996                                   70
              1997                                   58
              1998                                   34
              1999                                   34
              Due thereafter                        126
                                                   ----
              Total minimum lease payments          392
              Less amount representing interest     192
                                                   ----
              Present value of net minimum
                lease payments                      200
              Less current portion                   33
                                                   ----
              Long-term portion                    $167
                                                   ====

8.  OPERATING LEASES:

The Company's operating leases are primarily for real property. Rental expense for the years ended December 31, 1994, 1993 and 1992 was $1,218,000, $1,253,000
and $765,000 respectively after deducting sublease income of $1,571,000 for 1994, $1,448,000 for 1993 and $1,618,000 for 1992.

Future minimum rental payments required under these leases for succeeding years are as follows (in thousands):

                      1995                        $ 2,845
                      1996                          2,785
                      1997                          2,514
                      1998                          1,829
                      1999                          1,522
                      Due thereafter                4,230
                                                  -------
                                                   15,725
                      Less sublease income         10,098
                                                  -------
                                                  $ 5,627
                                                  =======

The Company is contingently liable for future rentals on a building lease currently occupied by a former joint venture partner (See Note 3). In the event of a default, the Company remains liable for up to $287,000 in future rentals. These future rents are not included in the future minimum rental payments above.

Certain lease agreements provide the Company with the option to purchase the leased property at its fair market value at the end of the lease term. Additionally, certain lease agreements contain renewal options ranging from five to fifteen years with terms similar to the original lease agreements.

In November 1988 the Company received a distribution of its interest in the Ontario, California distribution center from the limited partnership and subsequently sold its interest to an unrelated third party. As part of this transaction, the distribution center's ten year lease was also transferred, resulting in a sale-leaseback. The Company's share of the gain on the sale of the property is being deferred and amortized over the remaining lease term.

9.  INCOME TAXES:

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) as of January 1, 1993. SFAS No. 109 is an asset and liability approach that, among other provisions, requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments or changes in the law or rules.

The total cumulative effect of adopting SFAS No. 109 is an increase in deferred tax liabilities of $285,000 at January 1, 1993 and has been reported as a charge against income in the 1993 consolidated statement of income.

The tax effects of temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows (in thousands):

                                                                 1994    1993
                                                                ------  ------
Deferred Tax Assets:
  Allowance for doubtful accounts not currently
    deductible                                                  $  325  $  405
  Inventory reserves not currently deductible                      198     104
  Inventory basis differences                                       44      --
  Accruals not currently deductible                                208     102
  Warranty reserves not currently deductible                     1,499   1,267
  Other reserves not currently deductible                          474     453

                                                              1994    1993
                                                             ------  ------
Compensation under stock option plan not currently
  deductible                                                    207     155
Differences between book and tax recognition of gain
  on sales of property                                           93      58
Property and equipment basis differences                         --      26
Investment basis differences                                    106      93
                                                             ------  ------
                                                             $3,154  $2,663
                                                             ======  ======
Deferred Tax Liabilities:
  Prepaid expenses deductible for tax purposes               $  216  $   49
  Accelerated tax depreciation and amortization                 604     648
  Property and equipment basis differences                       43      --
  Intangible assets not currently deductible                    165     175
  Inventory basis differences                                    --      27
                                                             ------  ------
                                                             $1,028  $  899
                                                             ======  ======
Net deferred tax asset                                       $2,126  $1,764
Non-current deferred tax liability                               --      38
                                                             ------  ------
Current deferred tax asset                                   $2,126  $1,802
                                                             ======  ======

The following is a summary of the income tax provision for the years ended December 31, 1994 and 1993 under SFAS No. 109 (in thousands):

                                                              1994    1993
                                                             ------  ------
Currently payable                                            $2,197  $1,921
Deferred expense                                               (361)   (579)
Tax benefit of exercise of stock options                        114      58
                                                             ------  ------
Total income tax provision                                   $1,950  $1,400
                                                             ======  ======

 The following is a summary of the income tax provision for the year ended December 31, 1992, under the Company's former method of accounting for income taxes (in thousands):


                     1992
                    ------

 Current
   Federal          $1,837
   State               438

 Deferred
   Federal            (236)
   State               (56)
                    ------

 Total              $1,983
                    ======

 The net deferred income taxes charged to operations at December 31, 1992 consist of the following (in thousands):


                                                        1992
                                                       ------
 Installment sales                                     $(163)
 Depreciation                                             17
 Reserve for warranty claims                            (117)
 Reserve for bad debts                                   (19)
 Stock compensation                                       15
 Inventory costs                                         (28)
 Deferred gain on property purchased from affiliate        3
                                                       -----
                                                       $(292)
                                                       =====

 A reconciliation of the provision for income taxes to the statutory Federal tax rate of 34% on income before income taxes is as follows (in thousands):

                                       1994    1993    1992
                                      ------  ------  ------

 Tax at statutory rate                $1,578  $1,115  $1,620
 State taxes, net of Federal
  tax benefit                            248     177     252
 Depreciation and amortization not
  deductible for tax purposes             91      87     104
 Other                                    33      21       7
                                      ------  ------  ------
                                      $1,950  $1,400  $1,983
                                      ======  ======  ======

 10.  EMPLOYEE  STOCK OWNERSHIP PLAN:

 The Company has an employee stock ownership plan ("ESOP") in which all non-retail employees, 18 years of age or older and having 1,000 hours of service in a fiscal year, are eligible to participate. The ESOP generally provides for 20% vesting after three years of service with an additional 20% each year of service thereafter, until a participant is 100% vested. Annual contributions are at the discretion of the Board of Directors, subject to the ESOP provision that the Company is required to make contributions equal to principal and interest payments on debt issued by the ESOP to acquire securities. Contributions recorded in 1994, 1993 and 1992 were $357,000, $697,000 and $664,000, respectively.

In 1991, the ESOP purchased 461,008 shares of the Company's $.10 par value common stock from four of the Company's shareholders at market value in exchange for cash and notes. In 1993, the ESOP refinanced the remaining three notes with a new note payable in five annual installments of principal and interest fixed at 9.0%. The Company's financial statements at December 31, 1994 and 1993 reflect the ESOP's obligations as a liability and a corresponding reduction of shareholders' equity.

11.  SHAREHOLDERS' EQUITY:

Shareholder Rights Plan -

In August 1994, the Board of Directors adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of the Company's common stock. Each right entitles the shareholder to purchase from the Company one share of the Company's common stock at a discounted price (which varies depending upon the circumstances, determined according to the plan). The rights are not and will not become exercisable unless certain change of control events occur. None of the rights are exercisable as of December 31, 1994.

Stock Compensation Plans -

In August 1988 the Company adopted the Big O Tires, Inc. Director and Employee Stock Option Plan ("the Option Plan") which allows the Company's directors and employees to forego a portion of their compensation in order to acquire options for the purchase of the Company's common stock in accordance with the provisions of the Option Plan. Options are granted to the participants on January 1 of each year, in an amount equal to the foregone compensation divided by 90% of the fair market value of the Company's $0.10 par value common stock. The remaining 10% of the fair market value then becomes the exercise price of the options. The options are exercisable one year after the grant date and expire ten years after grant.

In June 1991 the Company adopted the Big O Tires, Inc. Long Term Incentive Plan ("the Incentive Plan") which allows the Company to make long-term awards of stock options and restricted stock grants to selected officers and employees of the Company and to make long-term awards of stock options to selected directors of the Company. The stock options are generally not exercisable for at least three years following their award date and awards of restricted common stock are subject to vesting requirements.

Stock option transactions for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                                      1994                     1993                    1992
                                             -----------------------  ----------------------  -----------------------
                                               Exercise                 Exercise                 Exercise
                                                 Price      Options       Price      Options       Price      Options
                                             -------------  -------   -------------  -------   -------------  -------

 Options outstanding at beginning of year    $ .32 - 12.25  203,974   $ .32 -  5.16  150,223   $ .32 -  5.00  109,427

 Granted                                      1.48 - 15.44   53,213    1.35 - 12.25   71,336     .48 -  5.16   58,149

 Exercised                                     .32 - 12.25  (30,735)    .32 -  5.16  (17,348)    .32 -  1.06  (17,353)

 Expired                                              1.06     (105)    .84 -  1.06     (237)            --       --
                                                            -------                  -------                  -------

 Options outstanding at end of year            .32 - 15.44  226,347     .32 - 12.25  203,974     .32 -  5.16  150,223
                                                            =======                  =======                  =======

 Options exercisable at end of year            .32 - 12.25   77,025     .32 -  1.06   65,848     .32 -  1.06   60,974
                                                            =======                  =======                  =======


12.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

Effective January 1, 1994, the Company adopted a supplemental executive retirement plan ("SERP") which is maintained for the purpose of providing deferred compensation for a select group of highly compensated employees. The 1994 contribution to the SERP was $11,000 and was determined by multiplying the Board approved ESOP contribution rate by the ESOP qualified compensation exceeding $150,000. This plan is unfunded and the contribution was made only for 1994.

13.  COMMITMENTS AND CONTINGENCIES:

During 1992, the Company entered into an agreement with a lender to provide equipment, inventory and real estate financing to various joint ventures in which the Company was a 50% joint venture partner. The agreement requires the Company and the other joint venture partners to guarantee repayment of the loans. In February 1994, this agreement was amended to provide a total of up to $9,750,000 of real estate financing and up to $2,000,000 for inventory and equipment financing.

The Company previously entered into two separate equipment leasing programs for its franchisees with two equipment leasing companies. The Company entered into agreements with these leasing companies which require the Company to pay up to $1,000,000 and $500,000 respectively, under certain franchisee contract defaults. These commitments are collateralized by the leased equipment. In addition, the Company entered into a similar leasing program with another equipment leasing company which does not require a financial guarantee, but does require the Company to assist in the re-marketing of the leased equipment, if necessary.

In December 1989 the Company also entered into an agreement with an independent franchise finance company to provide financing to its franchisees for inventories and equipment. This agreement requires the Company to guarantee payment of up to $750,000 under certain franchisee contract defaults. This commitment is collateralized by the inventories and equipment which have been financed and franchise rights.

In 1994, the company sold certain notes receivable which had a remaining principal balance of $2,962,000, plus accrued interest, to an investor. In connection with the sale of these notes, the Company executed an Ultimate Net Loss Agreement which limits the Company's guarantee for payment of these notes to fifty percent of the aggregate unpaid balance of the purchased notes at the end of each prior year. No gain or loss was recorded in connection with the sale of these notes, but the Company incurred transaction costs of $55,000.

At December 31, 1994 and 1993, the Company had no post-retirement or post-employment benefits which would require the recording of an accrued or contingent liability under the provisions of SFAS No. 106 and No. 112, respectively.

14.  FINANCIAL GUARANTEES AND CREDIT RISK:

The Company has provided financial guarantees associated with franchisee financing and real estate leases for its franchisees. The guarantees were issued in the normal course of business to meet the financing needs of the Company and its franchisees. However, these financial guarantees represent additional credit risk in excess of the amounts which are already reflected in the balance sheet as of December 31, 1994.

The Company's maximum exposure to credit loss in the event of nonperformance by the beneficiaries of the financial guarantees at December 31, 1994 is represented by the contractual amount of the guarantees as indicated below (in thousands):


           Mortgage loan guarantees                   $ 2,769
           Franchisee financing guarantees              6,222
           Franchisee real estate lease guarantees      4,821
                                                      -------
                 Total                                $13,812
                                                      =======

The financing and lease guarantees are conditional commitments issued by the Company to guarantee the repayment of amounts which are owed to third parties by certain of its franchisees and joint ventures. Most of the financing and lease guarantees extend for more than five years and expire in decreasing amounts through 2002.

The credit risk associated with these guarantees is essentially the same as that involved in extending loans to the Company's franchisees or partners. The Company evaluates each franchisee's creditworthiness on an individual basis, and it is the Company's policy to require that sufficient collateral (primarily inventories and equipment) and security interests be obtained by the third parties in connection with the financing and lease obligations (except for real estate obligations) for which the guarantees are issued. There are no cash requirements associated with these guarantees except in the event that an actual financial loss is subsequently incurred by the Company in connection with these guarantees.

15.  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

Although the Company has franchised and Company-owned retail stores located in 18 states, approximately 38% of these stores are located in the State of California, and nearly 33% of the Company's sales were made to the California retail stores. In addition, all of the Company's operations and identifiable assets are attributable to the wholesale and retail marketing of tires and other automotive aftermarket products primarily to franchised, Company-owned (and Canadian licensed) retail stores. Accordingly, the Company's receivables and its guarantees of obligations are concentrated within a single industry segment and a significant portion of its credit risk is also concentrated within a single state.

In addition, the Company had receivables and financial guarantees totalling $4,179,000 at December 31, 1994 which were associated with five of its franchisees.

16.  AGREEMENTS WITH GENERAL TIRE, INC.:

In September 1989, the Company entered into a Master Loan Agreement and a Stock and Warrants Purchase Agreement with General Tire, Inc. ("General"), a related party through May 1993. Under the Master Loan Agreement, General provided the Company with a revolving line of credit of up to $7,500,000 which was collateralized by receivables, inventories and equipment. Under the Stock and Warrants Purchase Agreement, General acquired 400,000 shares of the Company's common stock (approximately 11.4% of the then outstanding shares), and acquired warrants to purchase an additional 1,000,000 shares.

In May 1993, the Company and General entered into an agreement which terminated the 1989 agreements, and which resulted in the Company's repurchase of the 400,000 shares of the Company's common stock which had been owned by General, the repurchase and cancellation of the warrants held by General for the purchase of an additional 1,000,000 shares, and the repayment of the outstanding balance of the revolving line of credit in the amount of $1,764,000.

17.  SHAREHOLDER LITIGATION:

In December 1994, the Company and its nine directors were named in two proposed stockholder class action lawsuits each similarly requesting the court to enjoin the sale of the Company to a Dealer-Management Group, enjoin the implementation of the recently adopted shareholder rights plan, obtain specified damages, require the disclosure of the Company's internal forecasts and award plaintiffs' their attorneys' fees and costs, including experts fees. The lawsuits also request that the court order the directors to carry out their fiduciary duties to the plaintiffs and the other members of the class by announcing their intention to cooperate and do all that is necessary to encourage the buyout or takeover of the Company by enhancing the Company's attractiveness as a merger/acquisition candidate, effectively exposing the Company to the marketplace in an effort to create an active action of the Company, act independently and resolve all conflicts of interest in the best interests of the class. If the contemplated transaction with the Dealer-Management Group is consummated, the court is asked to rescind the transaction and, among other actions, award rescissionary damages. The Company moved to dismiss both lawsuits, which have been consolidated, as being frivolous and not in the interests of the stockholders as a class. Counsel for the plaintiffs have filed a motion to dismiss both lawsuits without prejudice. The Company has not received notice that these dismissals have occurred. The Company cannot predict the outcome or the effect, if any, on the Company's financial statements if such litigation continues.

                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION                                                                PAGE NO.
-------  -------------------------------------------------------------------------  --------
  (3.1)  Certificate of Amendment to Restated Articles of Incorporation of Big      N/A
         O Tires, Inc. dated June 10, 1992 and Restated Articles of Incorpora-
         tion of Big O Tires, Inc. dated August 17, 1987 (incorporated by reference to Exhibit 3 to Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

  (3.2)  Amended and Restated Bylaws of Big O Tires, Inc., a Nevada corpo-          N/A
         ration, as amended, August 26, 1994 (incorporated by reference to
         Exhibit 2 to Current Report on Form 8-K dated August 26, 1994).

  (4.1)  Rights Agreement dated as of August 26, 1994, between Big O Tires,         N/A
         Inc. and Interwest Co., Inc., as Rights Agent (incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated August
         26, 1994).

 (10.1)  1994 Restatement of Employee Stock Ownership Plan and Trust                N/A
         Agreement of Big O Tires, Inc. (incorporated by reference to Exhibit
         10.3 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1994).

 (10.2)  Big O Tires, Inc. Director and Employee Stock Option Plan                  N/A
         (incorporated by reference to Exhibit 10.11 to Big O Tires, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1988).

 (10.3)  First Amendment to the Big O Tires, Inc. Director and Employee             N/A
         Stock Option Plan (incorporated by reference to Exhibit 10.10 to Big
         O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1989).

 (10.4)  Amendment No. 2 to the Big O Tires, Inc. Director and Employee             N/A
         Stock Option Plan (incorporated by reference to Exhibit 10.16 to Big
         O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1992).

 (10.5)  Ultimate Net Loss Agreement between Big O Tires, Inc. and FBS              N/A
         Business Finance Corporation dated January 13, 1989 (incorporated by reference to Exhibit 10.34 to Big O Tires, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 1988).

 (10.6)  Purchase Agreement effective June 30, 1987, and related documents          N/A
         including Promissory Notes, Modification Agreements, Security
         Agreements, Guaranty Agreement, and Subleases in connection with a purchase by C.S.B. Partnership and three individuals including Ronald
         D. Asher, of three Big O Franchise Retail Stores in California from
         Security/Cal, Inc., a wholly-owned subsidiary of the Company, and
         H.R.I., Inc., a wholly-owned subsidiary of Security/Cal, Inc. (incor-
         porated by reference to Exhibit 10.63 to Big O Tires, Inc.'s Annual
         Report on Form 10-K for the fiscal year ended December 31, 1987).


 (10.7)  Purchase Agreement effective November 1, 1987, and related                 N/A
         documents including Promissory Notes, Security Agreements,
         Guaranty Agreements, Subleases, and Franchise Agreements in
         connection with a purchase by C.S.B. Partnership and its three general partners, including Ronald D. Asher, of two Big O Franchise
         Retail Stores in California from Security/Cal, Inc. and H.R.I., Inc.
         (Seller) (incorporated by reference to Exhibit 10.45 to Big O Tires,
         Inc.'s Annual Report on Form 10-K for the fiscal year ended Decem-
         ber 31, 1988).

 (10.8)  Purchase Agreements effective July 5, 1988, October 1, 1988, and           N/A
         November 14, 1988, and related documents including Promissory
         Notes, Security Agreements, Guaranty Agreements, and Subleases in
         connection with a purchase by C.S.B. Partnership and three individuals including Ronald D. Asher of three Big O Franchise Retail
         Stores in California from Big O Tires, Inc., Security/Cal, Inc., a wholly-owned subsidiary of the Company, and H.R.I., Inc., a wholly-
         owned subsidiary of Security/Cal, Inc. (incorporated by reference to
         Exhibit 10.46 to Big O Tires, Inc.'s Annual Report on Form 10-K for
         the fiscal year ended December 31, 1988).

 (10.9)  Agreement and Release dated October 31, 1989, and related                  N/A
         documents including Promissory Note, related Subleases, Assignment of Lease Rights, and Performance Guarantee in connection with the purchase by C.S.B. Partnership and its general partners, including
         Ronald D. Asher, of two (2) Big O franchise Retail Stores in
         California, owned by GEM Tire, Inc. from the Company
         (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1989).

(10.10)  Ultimate Net Loss Agreement, dated as of December 1, 1990, by and          N/A
         between Big O Tires, Inc. and Northcross Financial Services, Inc.,
         ICON Capital Corp., in its individual capacity and on behalf of ICON
         Cash Flow Partners, L.P., Series A, ICON Cash Flow Partners,
         L.P., Series B and any future partnerships on which it may be the general partner and/or manager (incorporated by reference to Exhibit
         10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for the
         fiscal year ended December 31, 1990).

(10.11)  Loan and Security Agreement dated October 15, 1991, with its               N/A
         primary lender together with exhibits and appendices (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 1991).

(10.12)  Assignment for Security (Trademarks and Trademark Licenses), dated         N/A
         October 15, 1991, providing collateral assignment of Big O Tires,
         Inc.'s and its subsidiaries' trademark and trademark licenses to its primary lender (incorporated by reference to Exhibit 10.58 to Big O
         Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1991).


(10.13)  Stock Pledge Agreement dated October 15, 1991, whereunder Big O            N/A
         Tires, Inc. pledged stock holdings of its subsidiary companies to its primary lender (incorporated by reference to Exhibit 10.59 to Big O
         Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1991).

(10.14)  Continuing Guaranty Agreement dated October, 15, 1991, providing           N/A
         the guarantee by certain of Big O Tires, Inc.'s subsidiary companies for the obligations of Big O Tires, Inc. under the Loan and Security
         Agreement with its primary lender (incorporated by reference to
         Exhibit 10.60 to Big O Tires, Inc.'s Annual Report on Form 10-K for
         the fiscal year ended December 31, 1991).

(10.15)  First Amendment to Loan and Security Agreement, dated as of                N/A
         November 18, 1991, with its primary lender (incorporated by reference to Exhibit 10.62 to Big O Tires, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 1991).

(10.16)  Deed of Trust, Assignment of Rents, Security Agreement and Fixture         N/A
         Filing dated as of November 19, 1991, for the benefit of its primary lender, which now enjoys a first lien position on Big O Tires, Inc.'s
         Vacaville, California Regional Sales and Service Center (incorporated by reference to Exhibit 10.65 to Big O Tires, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 1991).

(10.17)  Secured Promissory Note dated April 3, 1992, in the original principal     N/A
         amount of $3,000,000, payable to the order of its primary lender, which evidences Big O Tires, Inc.'s $3,000,000 term loan facility
         (incorporated by reference to Exhibit 10.67 to Big O Tires, Inc.'s
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1991).

(10.18)  1994 Incentive Bonus Plans (incorporated by reference to Exhibit           N/A
         10.43 to Big O Tires, Inc.'s Annual Report on Form 10-K for the
         fiscal year ended December 31, 1993).

(10.19)  Agreement of Joint Venture of Big O/C.S.B. Joint Venture dated as of       N/A
         June 1, 1992, by and between Big O Retail Enterprises, Inc., a wholly-owned subsidiary of Big O Tires, Inc., and C.S.B.
         Partnership, a California general partnership (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual Report on
         Form 10-K for the fiscal year ended December 31, 1991).

(10.20)  Amendment No. 1 to Agreement of Joint Venture of Big O/C.S.B.              N/A
         Joint Venture dated as of May 15, 1993 (incorporated by reference to
         Exhibit 10.27 to Big O Tires, Inc.'s Annual Report on Form 10-K for
         the fiscal year ended December 31, 1993).

(10.21)  Purchase Agreement for Private Brand Name Tires between Big O              N/A
         Tires, Inc. and The Kelly-Springfield Tire Co., dated August 16,
         1992 (incorporated by reference to Exhibit 10.71 to Big O Tires,
         Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1991).


(10.22)  Big O Tires, Inc. Long Term Incentive Plan (incorporated by                N/A
         reference to Exhibit 55 to Big O Tires, Inc.'s Annual Report on Form
         10-K for the fiscal year ended December 31, 1992).

(10.23)  Amendment No. 1 to Big O Tires, Inc. Long Term Incentive Plan              N/A
         (incorporated by reference to Exhibit 56 to Big O Tires, Inc.'s Annual
         Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.24)  Amendment No. 2 to Big O Tires, Inc. Long Term Incentive Plan              N/A
         (incorporated by reference to Exhibit 57 to Big O Tires, Inc.'s Annual
         Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.25)  Agreement of Joint Venture of Big O/S.A.N.D.S. Joint Venture               N/A
         (incorporated by reference to Exhibit 58 to Big O Tires, Inc.'s Annual
         Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.26)  Commitment Letters dated July 22, 1992, from AT&T Capital                  N/A
         Corporation (incorporated by reference to Exhibit 64 to Big O Tires,
         Inc.'s Annual Report on Form 10-K for the fiscal year ended
         December 31, 1992).

(10.27)  Agreement dated as of November 15, 1992, among Peerless Trading            N/A
         Company, Limited, Delaware Liquidators, Inc. dba Trade Center
         Imports, and Big O Tires, Inc.; Purchase Money Non-Negotiable
         Promissory Note dated as of November 15, 1992, from Peerless
         Trading Company, Limited to Big O Tires, Inc.; and amendment dated January 19, 1993 to the Agreement dated November 15, 1992
         (incorporated by reference to Exhibit 66 to Big O Tires, Inc.'s Annual
         Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.28)  Marketing Agreement for Private Brand Tires between Big O Tires,           N/A
         Inc. and General Tire, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on
         Form 8-K dated April 30, 1993).

(10.29)  Closing Agreement between General Tire, Inc. and Big O Tires, Inc.,        N/A
         dated May 14, 1993  (incorporated by reference to Exhibit 10.2 to Big
         O Tires, Inc.'s Current Report on Form 8-K dated April 30, 1993).

(10.30)  Second Amendment to Loan and Security Agreement by and among               N/A
         its primary lender and Big O Tires, Inc., Big O Retail Enterprises,
         Inc. and Big O Tire of Idaho, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Current Report on
         Form 8-K dated April 30, 1993).

(10.31)  Inventory Financing Agreement between The Kelly-Springfield Tire           N/A
         Company and Big O Tires, Inc. and/or Big O Tire of Idaho, Inc.
         and/or Big O Retail Enterprises, Inc., dated May 14, 1993
         (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s
         Current Report on Form 8-K dated April 30, 1993).


(10.32)  Demand Note in the original principal amount of $6,000,338.67 with         N/A
         The Kelly-Springfield Tire Col. as Holder and Big O Tires, Inc., Big
         O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc. as Maker
         (incorporated by reference to Exhibit 10.50 to Big O Tires, Inc.'s
         Annual Report on Form 10-K dated April 30, 1993).

(10.33)  Purchase Agreement by and among Tire Brands, Inc. and Big O                N/A
         Tires, Inc., dated as of April 30, 1993 (incorporated by reference to
         Exhibit 10.5 to Big O Tires, Inc.'s Current Report on Form 8-K dated
         April 30, 1993).

(10.34)  Consolidation and Modification Agreement among Big O Tires                 N/A
         (successor in interest to H.R.I., Inc. and Security/Cal, Inc.) and Big
         O Retail Enterprises, Inc. and C.S.B. Partnership (incorporated by reference to Exhibit 10.51 to Big O Tires, Inc.'s Registration
         Statement No. 33-65852).

(10.35)  Modification of Consolidation and Modification Agreement by and            N/A
         between C.S.B. Partnership and Big O Tires, Inc. (incorporated by reference to Big O Tires, Inc.'s Form 10-K for the year ended
         December 31, 1993).

(10.36)  Registration Rights Agreement dated June 28, 1993, between the             N/A
         Selling Shareholder and Big O Tires, Inc. (incorporated by reference to Exhibit 10.52 to Big O Tires, Inc.'s Registration Statement No. 33-
         65852).

(10.37)  Loan Agreement and Promissory Note in the original principal amount        N/A
         of $155,000.00 with C.S.B. Partnership as Maker (incorporated by reference to Exhibit 10.44 to Big O Tires, Inc.'s Form 10-K for the
         fiscal year ended December 31, 1993).

(10.38)  Loan Agreement and Promissory Note in the original principal amount        N/A
         of $70,000.00 with Big O/C.S.B Joint Venture as Maker
         (incorporated by reference to Exhibit 10.45 to Big O Tires, Inc.'s
         Form 10-K for the fiscal year ended December 31, 1993).

(10.39)  Loan Agreement and Promissory Note in the original principal amount        N/A
         of $75,000.00 with Big O/S.A.N.D.S. Joint Venture as Maker
         (incorporated by reference to Exhibit 10.46 to Big O Tires, Inc.'s
         Form 10-K for the fiscal year ended December 31, 1993).

(10.40)  Commercial Note and Loan Agreement, Commercial Mortgage and                N/A
         Environmental Certificate between Big O Development, Inc. and
         National City Bank, Kentucky, and Guaranty Agreement of Big O
         Tires, Inc. guaranteeing the obligations of Big O Development, Inc. to
         National City Bank, Kentucky in connection with the borrowing of
         $1,500,000 for construction of the Company's Regional Sales and
         Service Center in New Albany, Indiana (incorporated by reference to
         Exhibit 10.47 to Big O Tires, Inc.s Form 10-K for the fiscal year ended December 31, 1993).


(10.41)  Construction Agreement between Big O Development, Inc. and                 N/A
         Koetter Construction, Inc. to construct the Regional Sales and Service
         Center in Floyd, County, Indiana (incorporated by reference to
         Exhibit 10.48 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.42)  Purchase and Sale Agreement and Joint Escrow Instructions by and           N/A
         between Western Realco and Big O Tires, Inc. for the purchase of the
         Company's Regional Sales and Service Center in Clark County,
         Nevada (incorporated by reference to Exhibit 10.49 to Big O Tires,
         Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.43)  Lease between Big O Tires, Inc. and Simpson Dura-Vent Company,             N/A
         Inc. dated January 24, 1994, for property located at 877 Cotting
         Court, Vacaville, California and related election of option to accelerate occupation (incorporated by reference to Exhibit 10.51 to
         Big O Tires, Inc.'s Form 10-K for the fiscal year ended December
         31, 1993).

(10.44)  Letter dated January 26, 1994 from General Tire, Inc. to the               N/A
         Company terminating the Marketing Agreement for Private Brand
         Name Tires between Big O Tires, Inc. and General Tire, Inc. dated
         May 14, 1993 (incorporated by reference to Exhibit 10.52 to Big O
         Tires, Inc.'s Form 10-K for the fiscal year ended December 31,
         1993).

(10.45)  Purchase Agreement by and between Caps Tire Limited Liability              N/A
         Company and Intermountain Big O Realty for the Big O Tires Retail
         Store located at 8151 East Arapahoe Road, Englewood, Colorado incorporated by reference to Exhibit 10.53 to Big O Tires, Inc.'s
         Form 10-K for the fiscal year ended December 31, 1993).

(10.46)  Third and Fourth Amendments to Loan and Security Agreement by              N/A
         and between Big O Tires, Inc. and its primary lender (incorporated by reference to Exhibit 10.54 to Big O Tires, Inc.'s Form 10-K for the
         fiscal year ended December 31, 1993).

(10.47)  Limited Partnership Agreement by and between Donald J. Horton,             N/A
         General Partner, Thomas L. Staker, General Partner, and Big O
         Tires, Inc., Limited Partner, dated as of December 31, 1993
         (incorporated by reference to Exhibit 10.56 to Big O Tires, Inc.'s
         Form 10-K for the fiscal year ended December 31, 1993).

(10.48)  Loan Agreement and Guaranty, Promissory Note and Security                  N/A
         Agreement with Big O Tires, Inc.  Employee Stock Ownership Plan
         ("ESOP") as Borrower, Big O Tires, Inc., as Guarantor, and Key
         Bank of Wyoming, as Lender, in connection with the refinancing of the ESOP debt in the amount of $960,000 (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).


(10.49)  Amendment to Partnership Agreement dated August 25, 1994, by and           N/A
         between Big O Development, Inc., a Colorado corporation, a wholly-
         owned subsidiary of Big O Tires, Inc. and Mill Creek Associates,
         Ltd., a Colorado limited partnership (incorporated by reference to
         Exhibit 10.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1994).

(10.50)  Agreement dated July 1, 1994, by and between General Tire, Inc., an        N/A
         Ohio corporation and Big O Tires, Inc. (incorporated by reference to
         Exhibit 10.4 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q
         dated September 30, 1994).

(10.51)  Consulting Agreement by and between Big O Tires, Inc., and Horst           N/A
         K. Mehlfeldt (incorporated by reference to Exhibit 10.5 to Big O
         Tires, Inc.'s Quarterly on Form 10-Q dated September 30, 1994).

(10.52)  Letter Agreement dated January 10, 1995, amending the Consulting           N/A
         Agreement by and between Big O Tires, Inc. and Horst K. Mehlfeldt
         (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s
         Current Report on Form 8-K dated January 10, 1995).

(10.53)  Letter Agreement dated July 12, 1994, by and between Big O Tires,          N/A
         Inc. and PaineWebber Incorporated (incorporated by reference to
         Exhibit 10.6 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q
         dated September 30, 1994).

(10.54)  Letter Agreement dated March 23, 1994, by and between Big O                N/A
         Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New
         York corporation (incorporated by reference to Exhibit 10.7 to Big O
         Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30,
         1994).

(10.55)  Ultimate Net Loss Agreement dated October 21, 1994, by and                 N/A
         between Big O Tires, Inc. and The CIT Group/Equipment Financing,
         Inc., a New York corporation (incorporated by reference to Exhibit
         10.8 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated
         September 30, 1994).

(10.56)  Fifth Amendment to Loan and Security Agreement by and between              N/A
         Big O Tires, Inc. and its former lender dated April 29, 1994
         (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s
         Quarterly Report on Form 10-Q dated September 30, 1994).

(10.57)  Agreement by the Investment Committee of the Board of Directors            N/A
         and the Management/Dealer participants dated September 22, 1994
         (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s
         Current Report on Form 8-K dated December 6, 1994).

(10.58)  Letter dated September 13, 1994, to the Investment Committee of Big        N/A
         O Tires, Inc. and the Management participants and Dealer
         representatives (incorporated by reference to Exhibit 10.2 to Big O
         Tires, Inc.'s Current Report on Form 8-K dated December 6, 1994).


(10.59)  Letter dated February 7, 1995, from the Dealer/Management Group to         N/A
         the Company's Board Chairman (incorporated by reference to Exhibit
         10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated
         January 10, 1995).

(10.60)  Agreement between the Company and the Management/Dealer                    N/A
         participants dated January 20, 1995 (incorporated by reference to
         Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K

(10.61)  Form of Franchise Agreement currently in use.                               67

(10.62)  Multi-Tenant Lease NNN dated December 1, 1994 between Botac VI             122
         Leasing L.L.C., a Utah Limited Liability Company and Big O
         Development, Inc.

(10.63)  Assignment and Assumption Agreement dated December 2, 1994 by              135
         Big O Development, Inc., Big O Tires, Inc. and Botac VI Leasing,
         L.L.C. and Allstate Life Insurance Company.

(10.64)  Guarantee Agreement dated December 2, 1994 by Big O Tires, Inc.,           145
         Big O Development, Inc. and Allstate Life Insurance Company.

(10.65)  Closing Agreement dated December 2, 1994 by Big O Development,             152
         Inc., Big O Tires, Inc., Botac VI Leasing, L.L.C., and Allstate Life
         Insurance Company.

(10.66)  Commercial Contract to Buy and Sell Real Estate dated March 17,            159
         1994 between Bailey's Moving and Storage and Big O Tires, Inc.

(10.67)  Confidentiality Agreement dated September, 1994 between Big O              168
         Tires, Inc. and Kenneth W. Pavia, Sr.

(10.68)  Amendment No. 1 to the Big O Tires, Inc. Employee Stock                    171
         Ownership Plan and Trust Agreement dated September 12, 1994.

(10.69)  Development Management Agreement dated September, 1994 between             172
         Ross Development Management Group, Inc. and Big O Development,
         Inc. and Big O Tires, Inc.

(10.70)  Letter Agreement dated February 20, 1995 terminating the Consulting        204
         Agreement between Big O Tires, Inc. and Horst K. Mehlfeldt.

(10.71)  1995 Incentive Bonus Plans.                                                205

(10.72)  Commitment Letter dated February 16, 1994 between Big O Tires,             234
         Inc. and AT&T Commercial Finance Corporation for real estate financing.

(10.73)  Commitment Letter dated February 16, 1994 between Big O Tires,             251
         Inc. and AT&T Commercial Finance Corporation for equipment financing.

(10.74)  Extension letter dated December 9, 1994 between Big O Tires, Inc.          258
         and AT&T Commercial Finance Corporation to extend existing lines of credit through December 31, 1995.

(10.75)  Resignation letter dated February 27, 1995 from Robert L. Puckett.         259



(10.76)  Resignation letter dated February 24, 1995 from David W. Dwyer.            265

(10.77)  Revolving Credit Agreement dated January 23, 1995 between Big O            269
         Tires, Inc. and The First National Bank of Chicago.

(10.78)  Consent, Acknowledgement and Access Agreement dated January 23,            381
         1995 between The Bank of Cherry Creek, N.A., Kenneth B. Buckius and The First National Bank of Chicago.

(10.79)  Note Purchase Agreement dated April 27, 1994 between Big O Tires,          391
         Inc. and USG Annuity & Life Company and Republic Western
         Insurance Company.

(10.80)  Franchise Agreement dated October 7, 1994 between Big O Tires,             543
         Inc. and OK Tires, Inc. for the Retail Store located at 2830 West
         3500 South, West Valley City, Utah  84119.

(10.81)  Franchise Agreement dated November 26, 1993 between Big O Tires,           610
         Inc and CAPS Tire Limited Liability Company for the Retail Store
         located at 8151 East Arapahoe Road, Englewood, Colorado  80112.

(10.82)  Form of Confidentiality Agreement signed by dealers dated October          670
         19, 1994.

(10.83)  Ultimate Net Loss Agreement dated November 30, 1994, by and                673
         between Big O Tires, Inc. and The CIT Group/Equipment Financing,
         Inc., a New York corporation.

(10.84)  Inventory Financing Agreement together with a Demand Note dated            681
         September 30, 1994, by and between The Kelly-Springfield Tire
         Company and Big O Tires, Inc., Big O Retail Enterprises, Inc. and
         Big O Tire of Idaho, Inc.

(10.85)  Supplemental Executive Retirement Plan dated December 7, 1994, by          688
         Big O Tires, Inc., effective January 1, 1994.

(10.86)  Forms of Stock Appreciation Rights Agreement dated February 15,            696
         1995, between Big O Tires, Inc. and the Members of the Chief
         Executive Office.

(10.87)  Letter Agreement dated March 24, 1995, regarding severance                 714
         package, between Big O Tires, Inc. and John E. Siipola.

(10.88)  Letter Agreement dated March 24, 1995, regarding severance                 715
         package, between Big O Tires, Inc. and Horst K. Mehlfeldt.

(21.1)   Big O Tires, Inc. Subsidiaries                                             716

(25.1)   Powers of Attorney executed by each of the Directors of Big O Tires,       717
         Inc.

(27.1)   Big O Tires, Inc.'s Financial Data Schedule.                               722



 (99.1)  October 31, 1994 press release issued by AKH Company, Inc., a              N/A
         California based retail tire chain, doing business as "Discount Tire
         Centers" and "Evans Tire Service Centers" (incorporated by reference to Exhibit 99.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q
         dated September 30, 1994).

 (99.2)  November 1, 1994 press release issued by Big O Tires, Inc.                 N/A
         (incorporated by reference to Exhibit 99.2 to Big O Tires, Inc.'s
         Quarterly Report on Form 10-Q dated September 30, 1994).