Form 10-Q
period 1995-03-31
BIG O TIRES INC
filed 1995-05-12
CIK 718082

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF
      THE  SECURITIES  EXCHANGE  ACT  OF  1934

      For the quarterly period ended March 31, 1995

                                  OR

      TRANSITION  REPORT  PURSUANT  TO  SECTIONS  13  OR  15(d)  OF

      THE  SECURITIES  EXCHANGE  ACT  OF  1934

      For the transition period from ___________ to ____________.

Commission File Number:  1-8833

                          BIG O TIRES, INC.
        (Exact name of registrant as specified in its charter)

           Nevada                            87-0392481
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)       Number)

                   11755 East Peakview Avenue
                 Englewood, Colorado  80111
            (Address of Principal Executive Offices)

                          (303) 790-2800
       (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

The number of shares of registrant's common stock outstanding on May 10, 1995 was 3,312,143.

The total number of pages is 30.

                       BIG O TIRES, INC.
                  CONSOLIDATED BALANCE SHEETS
                            (000s)

                                     March 31,
                                       1995           December 31,
ASSETS                               Unaudited            1994
                                    -----------       ------------
CURRENT ASSETS:
  Cash and cash equivalents         $     343         $   4,882
  Trade accounts receivable,
   net of allowance for
   doubtful accounts                   10,200             8,165
  Other receivables                       659             2,905
  Current portion of notes
   receivable:                            769               733
  Inventories                          18,191            14,219
  Deferred income taxes                 2,165             2,126
  Other current assets                    826               688
                                    ---------         ---------
      Total current assets             33,153            33,718
                                    ---------         ---------

NOTES RECEIVABLE, net of
 current portion:                       3,340             3,193
                                    ---------         ---------

PROPERTY, PLANT AND EQUIPMENT          26,743            17,177
  Less accumulated depreciation
   and amortization                    (5,400)           (5,146)
                                    ---------         ---------
                                       21,343            12,031
                                    ---------         ---------

INTANGIBLE AND OTHER ASSETS:
  Distribution rights                   9,008             9,077
  Equity in joint ventures and
   unconsolidated subsidiaries          1,032             1,129
  Other                                 2,859             2,820
                                    ---------         ---------
                                       12,899            13,026
                                    ---------         ---------

     TOTAL ASSETS                   $  70,735         $  61,968
                                    ---------         ---------
                                    ---------         ---------

         -See notes to consolidated financial statements-
                              2

                           BIG O TIRES, INC.
                     CONSOLIDATED BALANCE SHEETS
                                (000s)

                                        March 31,
                                          1995        December 31,
                                        Unaudited        1994
                                        ---------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $   3,133      $     650
  Accrued expenses                         2,031          2,485
  Warranty reserve                         3,975          3,850
  Current portion of long-term debt
   and capital lease obligations           2,009          2,066
                                       ---------      ---------
     Total current liabilities            11,148          9,051
                                       ---------      ---------

LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS,
  net of current portion                  22,144         15,906
                                       ---------      ---------

OTHER LONG-TERM LIABILITIES                1,428          1,433
                                       ---------      ---------

EMPLOYEE STOCK OWNERSHIP
PLAN OBLIGATIONS                             180            449
                                       ---------      ---------

SHAREHOLDERS' EQUITY:
  Common stock                               334            334
  Capital contributed in
    excess of par                         15,424         15,418
  Retained earnings                       20,708         20,419
                                       ---------      ---------
                                          36,466         36,171
  Less: Employee stock ownership
         plan obligations                   (180)          (449)
        Deferred stock grant
         compensation                       (330)          (472)
        Treasury stock                      (121)          (121)
                                       ---------      ---------

                                          35,835         35,129
                                       ---------      ---------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $  70,735      $  61,968
                                       ---------      ---------
                                       ---------      ---------

         -See notes to consolidated financial statements-
                                3

                        BIG O TIRES, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
          (000s except for share and per share amounts)


                                            For the three months
                                               ended March 31,
                                             1995          1994
                                         -----------------------
SALES, net                              $   29,153     $  26,393

COST OF SALES                               22,413        20,108
                                         ---------     ---------

GROSS PROFIT                                 6,740         6,285
                                         ---------     ---------

EXPENSES, net:
  Selling and administrative                 4,579         4,934
  Product delivery expense                     851           525
  Shareholder proposal expense                 321            99
  Interest expense                             396           272
  Loss on sale or closure of
   retail stores                                95            98
                                         ---------     ---------
                                             6,242         5,928
                                         ---------     ---------
INCOME BEFORE INCOME TAXES                     498           357
                                         ---------     ---------

PROVISION FOR INCOME TAXES:
  Current                                      248           214
  Deferred                                     (39)          (62)
                                         ---------     ---------
                                               209           152
                                         ---------     ---------

NET INCOME                               $     289     $     205
                                         ---------     ---------
                                         ---------     ---------


EARNINGS PER SHARE                       $     .09     $     .06
                                         ---------     ---------
                                         ---------     ---------

WEIGHTED AVERAGE SHARES AND COMMON
STOCK EQUIVALENTS OUTSTANDING            3,381,330      3,238,104
                                         ---------      ---------
                                         ---------      ---------

         -See notes to consolidated financial statements-
                                4

                            BIG O TIRES, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000s)

                                            For the three months
                                               ended March 31,
                                            1995             1994
                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $     289        $     205
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization           299              299
     Amortization of intangibles              99              102
     Other                                    52              (45)
     Cash flows from changes in
       working capital                    (1,942)            (544)
                                       ---------        ---------

     Total adjustments                    (1,492)            (188)
                                       ---------        ---------

        NET CASH PROVIDED (USED)
        BY OPERATING ACTIVITIES           (1,203)              17
                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                --              (84)
  Payments received on notes
    receivable                               128              234
  Proceeds from sales of property
    and equipment                             26                1
  Equity investments in affiliates            (2)             (95)
  Purchase of property and equipment      (8,420)            (992)
  Increase in retail store
    construction in progress              (1,174)              --
  Purchase of retail stores                 (122)            (410)
                                       ---------        ---------

        NET CASH USED BY
        INVESTING ACTIVITIES              (9,564)          (1,346)
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt             6,850            2,300
  Principal payments on long-term debt
    and capital lease obligations           (700)            (853)
  Other                                       78               65
                                       ---------        ---------


        NET CASH PROVIDED BY
        FINANCING ACTIVITIES               6,228            1,512
                                       ---------        ---------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                 (4,539)             183

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                     4,882            1,113
                                       ---------        ---------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                       $     343        $   1,296
                                       ---------        ---------
                                       ---------        ---------

           -See notes to consolidated financial statements-
                                  5

                            BIG O TIRES, INC.
     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (000s)

                                              For the three months
                                                 ended March 31,
                                             1995             1994
                                            ----------------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                              $     378      $     284
     Income taxes                                 --             --


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Accounts receivable transferred to
   long-term notes receivable                    311            130
  Inventories received in satisfaction
   of long-term notes receivable                  --            454
  Decrease in employee stock ownership
   plan obligations                              269            555

          -See notes to consolidated financial statements-
                                6

                         BIG O TIRES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED
                      MARCH 31, 1995 AND 1994
                            UNAUDITED

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

REFERENCE TO ANNUAL REPORT:

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994, since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These interim financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

STOCK OPTION PLAN:

On January 1, 1995, the Company granted options for 4,943 shares of the Company's $.10 par value common stock to certain directors and employees who elected to participate in the Big O Tires, Inc. Director and Employee Stock Option Plan ("Plan"). As of March 31, 1995, the liability for the options granted on January 1, 1995 pursuant to the Plan was approximately $3,000.

STOCK APPRECIATION RIGHTS:

In February 1995, the Company's Board of Directors granted Stock Appreciation Rights ("SAR") to each of the three members of the Office of the Chief Executive. Each SAR agreement provides that each member receive a grant of 100,000 share equivalent units, each of which represents an equal undivided interest in the future appreciation in the value of a share of the Company's Common Stock.

The SAR agreement provides, subject to certain vesting requirements, that each unit shall entitle each member to receive, in cash only, the difference between the base value (as defined in the agreement) and the market value of a share of Common Stock on the exercise date. As of March 31, 1995, no liability has been accrued pursuant to this agreement.

CREDIT FACILITY:

On January 23, 1995 the Company replaced its previously existing credit facility with a $20 million Revolving Credit Agreement which expires January 22, 1998. Borrowings under the agreement (limited to a portion of eligible collateral) were $9,615,000 at March 31, 1995. The agreement contains various covenants and restrictions (including a restriction which precludes the payment of cash dividends or the return of capital to shareholders) with which the Company was in compliance at March 31, 1995.

SENIOR SECURED NOTES:

In April 1994, the Company sold 8.71% Senior Secured Notes in the aggregate principal amount of $8,000,000, at par, which will mature in 2004. The notes are collateralized by restricted cash and a deed of trust on land and buildings located in California and Idaho. Approximately $3,577,000 of the proceeds were used for the repayment of long-term debt and $300,000 of the proceeds were used for payment of the costs associated with the issuance of the notes. The remaining proceeds of approximately $4,123,000 were invested in

U.S. Treasury obligations until February 1995 when they were used for the acquisition of the Las Vegas distribution center which opened in March 1995.

UNEARNED  STOCK COMPENSATION:

On August 5, 1994, the Company made restricted stock grants for 28,986 shares (net of subsequent cancellation of 4,680 shares) of the Company's $.10 par value common stock and granted options for an additional 41,942 shares of the Company's common stock to certain officers in accordance with the Big O Tires, Inc. Long Term Incentive Plan (LTI Plan). These grants were made in lieu of previous option grants for 264,824 shares of the Company's common stock which occurred in April 1994. The previous grants were cancelled subsequent to the Annual Shareholders Meeting when a proposal to provide additional shares of common stock for issuance pursuant to the LTI Plan was not approved by the shareholders.

In connection with the restricted stock grant, unearned stock compensation of $520,000 was recorded which represents the non-vested portion of the restricted stock grants based upon the market price of the stock at the grant date. Compensation expense is being recognized over a vesting period of three to five years in accordance with the provisions of the LTI Plan.

SHAREHOLDER PROPOSAL EXPENSE:

At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution calling for the Company to engage an investment banker to evaluate all alternatives for enhancing the value of the Company. The cost associated with the implementation of the shareholder proposal for the three months ended March 31, 1995 was $321,000.

EARNINGS PER SHARE:

Earnings per share is computed using the weighted-average number of outstanding shares during each period presented. Common stock equivalents are included but did not have a material effect on the computation.


Item 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND  RESULTS OF OPERATIONS:

LIQUIDITY AND  CAPITAL RESOURCES:

Shareholder Proposal

In June 1994, the shareholders adopted a proposal requesting the Company to engage an investment banker to evaluate all alternatives to enhance the value of the Company. In implementing this shareholder proposal, the Board of Directors established the Investment Committee of the Board which retained PaineWebber
Incorporated (PaineWebber) to fulfill this shareholder proposal.

The result of this process has led to three offers to acquire the Company, none of which has been successful as of May 10, 1995. However, an offer for the Company may be received in the future and, if accepted by the shareholders, could result in a significant change in the Company's liquidity and need for capital resources. In the meantime, management of the Company has been restructured, creating the Office of the Chief Executive. The purpose of this restructuring is to achieve aggressive growth and to enhance the value of the Company. As these strategies are currently being developed, their impact on the liquidity and capital resources of the Company has not been determined. However, management of the

Company is aware of the limited capital resources available and will act prudently and conservatively in establishing and implementing growth plans and operating strategies.

Working Capital

At March 31, 1995, the Company had $22,005,000 in working capital (defined as current assets less current liabilities), which represented a net decrease of $2,662,000 from December 31, 1994. Working capital was used for the purchase of the Las Vegas distribution center, expenditures on retail store construction in progress and principal payments on long term debt and capital lease obligations. These decreases in working capital were partially offset by increases from borrowings on long term debt and working capital provided by operations.

The Company's net trade receivables at March 31, 1995 increased by $2,035,000 as compared to December 31, 1994. This increase resulted from the effect of opening five new stores during the first three months of 1995 and normal seasonal increases.

Inventories at March 31, 1994 increased by $3,972,000 as compared to inventories at December 31, 1994. This increase resulted primarily from higher inventory levels needed to support the increased sales due to the impact of the Company's "Cost-U-LessTM" program which was implemented in July 1994 and the five new stores opened during the first three months of 1995. Increases also resulted from the normal, seasonal increase in stocking levels to provide an adequate supply of products to meet anticipated higher sales volumes which normally occur during the second quarter of each year. Accounts payable at March 31, 1995 increased $2,483,000 from December 31, 1994, as a result of the increased inventory levels.

Las Vegas RSC Conversion

In May 1994, the Company closed its RSC in Vacaville, California and consolidated its operations into the Ontario RSC. The Vacaville warehouse was leased to an unrelated third party, which lease continues until March 2000. The Company has accepted an offer for the sale of the warehouse and lease, which is scheduled for closing in August 1995. Upon the sale, the cash proceeds will be used to reduce the outstanding loan balance with First National Bank of Chicago (First Chicago).

In March 1995, the Company closed its RSC in Denver, Colorado and consolidated its operations into the newly opened Las Vegas RSC.
The Denver RSC was sold to an unrelated third party in December
1994 (See discussion under "Financial Commitments" below).

It is presently anticipated that the Ontario RSC operations will be fully converted to the new Las Vegas RSC by May 1995. While the Company is obligated under the lease for the Ontario warehouse through May 1998, it has subleased this property to an unrelated third party for the remainder of the lease term starting June 1995.

During the first six months of 1995, selling and administrative expense is anticipated to remain approximately at levels comparable to the prior year. After all operations have been successfully consolidated at the new Las Vegas RSC in the second quarter, 1995, selling and administrative expense is anticipated to be reduced.

Real Estate Development

The Company has implemented a real estate development program. This program involves Big O retail store site selection and development by one of the Company's subsidiaries, and the subsequent sale of these store sites to Franchisees that qualify for Small Business Administration (SBA) guaranteed loans. Significant financing will be required by the Company, which is planned to be repaid if the financing through the SBA guaranteed source is obtained by the prospective Franchisee. As of May 10, 1995, permanent financing has been approved for seven development projects through AT&T Capital Corporation (AT&T). Approval for five additional projects has been withheld pending the outcome of the Shareholder Proposal described above. The Company anticipates funding these projects through its line of credit, however, future development may be postponed until this permanent financing issue is settled.

Capital Expenditures

At March 31, 1995, the Company's subsidiary that is implementing the real estate development program and financing through the SBA had approximately $3.2 million invested in construction in progress for Big O retail store sites, an increase of $1.2 million since 12/31/94. Additional capital expenditures are anticipated in connection with these real estate development activities, which are subject to the limitations of the financing commitments for real estate development as described below.

In February 1995, the Company acquired the Las Vegas RSC at a total cost of approximately $7,972,000. New equipment, including computer hardware and software to operate this facility, will require approximately $1,200,000 in additional 1995 capital expenditures. The Company is currently evaluating strategies to finance this equipment including operating and capital financing lease scenarios in addition to financing through its existing line of credit.

Financial Commitments

The Company's current operations are funded through its revolving line of credit with a new primary lender - The First National Bank of Chicago (First Chicago). First Chicago provided a $20 million revolving credit line which was used to pay off the previous credit facility in January 1995. The First Chicago credit line has a 1995 sub-limit of $6 million which can be used for construction and permanent financing pursuant to the Company's real estate development program.

Limited financing for the Company's real estate development is provided by AT&T Capital Corporation (AT&T) through an $11.75 million revolving credit line. Prepayment penalties apply to this credit line during the first three years of such financing unless an SBA guaranteed loan is placed with AT&T's Small Business Lending unit.

In the fourth quarter of 1994, the Company sold approximately $3 million of long term notes receivable. The Company is currently negotiating the sale of an additional $1 million of long term notes receivable.

Management's discretion with respect to certain business matters is limited by financial and other covenants contained in loan agreements with First Chicago, AT&T, the senior note holders, and Kelly-Springfield. These covenants, among other things, limit or prohibit the Company from (i) paying dividends on its capital stock, (ii) incurring additional indebtedness, (iii) creating liens on or selling certain assets, (iv) making certain loans, investments, or guarantees, (v) violating certain financial ratios
(vi) repurchasing shares of its common stock, and (vii) making certain capital expenditures. At March 31, 1995, the Company was either in compliance with all of these covenants or had received waivers from the appropriate lender.

The Company's continuing guarantees at March 31, 1995 were comprised principally of the following:

     Retail Store Financing             $    4.5 million
     Notes receivable guarantees             1.5 million
     Real Estate Lease guarantees            4.6 million
     Employee Stock Ownership Plan            .2 million
     Denver, RSC Mortgage Loan               2.8 million

Seasonality

The franchised and Company-owned retail stores experience some seasonal variation in product sales because the sale of tires, wheels, and related automotive products are generally greater during the summer months than in the winter months. The Company generally experiences some seasonality, although not to the same extent as the retail stores, since the Company maintains sales to certain retail stores on a regional basis (e.g., snow tires and chains) that offset the trend on a national basis.

Environmental Issues

The Company and its franchisees are subject to federal and state environmental regulations regarding the disposal of tires and used oil, and the handling and storage of certain other substances.
Such regulations have not previously had a material effect on the Company's operations, and Management does not believe that they will have a material effect in the future since the Company has adopted a policy of requiring Phase I environmental studies associated with any new projects or the acquisition of any existing locations before such transactions are consummated.


RESULTS OF OPERATIONS:

Revenues

Net sales for the first quarter of 1995 increased $2,760,000 as compared to the first quarter of 1994. The sale of Big O brand units increased by approximately 89,000 units (an increase of 9.7%) during the first quarter of 1995 as compared to the first quarter of 1994. The sale of other new tires decreased by approximately 34,000 units (a decrease of 23%) during the same period. The average selling price of Big O brand units decreased by $2.97 per unit (a decrease of 5.0%) for the first quarter of 1995 as compared to the first quarter of 1994. This decrease was primarily due to the Company's "Cost-U-LessTM" program which was implemented in July 1994. The average selling price of other new tires decreased by $1.22 per unit (a decrease of 3.2%) during this same period.

The increase in sales for the first quarter of 1995 as compared to the first quarter of 1994 resulted from an increase in sales of $1,980,000 to existing dealers, additional sales to new franchisee owned stores of $1,330,000, and an increase in royalty revenues of $114,000. These increases were partially offset by a decrease of $428,000 which resulted from the closing of franchisee and Company-owned retail stores which were operating during the first quarter of 1994 but not 1995 and a decrease of $147,000 from the sale of Company-owned retail stores.

Gross Profit

Gross profit for the first quarter 1995 increased by $455,000 as compared to the first quarter of 1994. The Company's gross margin was 23.1% for the first quarter of 1995 which represented a 0.7% decrease as compared to the first quarter of 1994. An increase in gross profit of $638,000 was attributable to the higher sales volume, however, this increase was partially offset by a decrease in gross profit of $183,000 due to the 0.7% decrease in gross margin. The decrease in gross margin was primarily due to the Company's "Cost-U-LessTM" program which was implemented in July 1994. Additional gross profit was realized from increased royalty income, the elimination of costs associated with a volume bonus program offered to franchisees during the first quarter of 1994 and a decrease in warranty adjustment costs.

Net Expenses

Net expenses for the first quarter of 1995 increased by $314,000 from the first quarter of 1994. Product delivery expenses increased by $326,000 primarily due to increased sales and the increased delivery expenses associated with the Las Vegas RSC. In addition, net expenses increased by $222,000 for expenses related to the implementation of the shareholder proposal which was approved at the June 1994 Shareholders Meeting.

Selling and administrative expenses decreased by $355,000 during the first quarter of 1995 as compared to the first quarter of 1994. This decrease was primarily due to a decrease of $411,000 related to the sale or closure of Company-owned retail stores. Other decreases included a decrease in bad debt expense of $53,000 and a decrease in the Company's proportionate share in joint venture losses of $100,000. These decreases were offset by selling and administrative expenses associated with closing the Denver RSC and start up of the new Las Vegas RSC in the first quarter of 1995.

Interest expense increased by $124,000 for the first quarter of 1995 as compared to the same period for 1994. This increase was primarily due to increased borrowing under the Company's line of credit during the first quarter of 1995 due to financing needs for the consolidation of three of the Company's RSC's into the new Las Vegas RSC and higher interest rates.


                              PART II

                         OTHER INFORMATION

Item 5.   OTHER INFORMATION.

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits.

          (10.1) Purchase Agreement dated March 22, 1995 effective March 31, 1995 by and between Tire Marketers Association, a division of Big O Tires, Inc. and Carr's Tire Service, Inc., a Virginia corporation.

          (27.1)    Big O Tires, Inc.'s Financial Data Schedule.

     b.   Reports on Form 8-K

          On April 10, 1995, the Company filed a Current Report on Form 8-K dated April 6, 1995, which announced, under Item

          5, that the Company received a proposal, subject to a number of conditions, from a group of the Company's franchisees and selected members of the Company's management (the "Acquisition Group") to acquire the Company for a cash price of $16 per share (the "Acquisition Proposal"). The Company also filed under
          Item 7, a copy of the Acquisition Proposal submitted to the Company's Investment Committee of the Board of Directors.

          On April 14, 1995, a Current Report on Form 8-K was filed announcing, under Item 5, that on April 13, 1995, the Company requested further negotiations with the Acquisition Group regarding the Acquisition Proposal.
          The Company also announced that the Investment Committee of the Board of Directors declined to reimburse the Acquisition Group for certain expenses incurred by the Acquisition Group in pursuing the proposal. The Acquisition Proposal which contained a number of conditions, including a request for advancement or reimbursement of certain expenses incurred by the Acquisition Group, expired by its terms at 5:00 p.m. on April 13, 1995. The Company also reported the adoption of certain amendments to the Company's bylaws, and filed the Second Amended and Restated Bylaws of the Company under Item 7.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1995

                                    BIG O TIRES, INC.

                                   By: /s/ John B. Adams
                                       ----------------------------
                                      John B. Adams
                                      Executive Vice President and
                                      Principal Financial Officer


                                   By: /s/ John B. Adams
                                       ----------------------------
                                      John B. Adams
                                      Principal Accounting Officer

                           EXHIBIT INDEX

Exhibit                                                  Page No.


(10.1)    Purchase Agreement dated March 22, 1995           15
          effective March 31, 1995 by and between Tire
          Marketers Association, a division of Big O
          Tires, Inc. and Carr's Tire Service, Inc., a Virginia corporation.

(27.1)    Big O Tires, Inc.'s Financial Data Schedule.      30