Form 10-Q
period 1995-06-30
BIG O TIRES INC
filed 1995-08-14
CIK 718082

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF
      THE  SECURITIES  EXCHANGE  ACT  OF  1934

      For the quarterly period ended June 30, 1995

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


The number of shares of registrant's common stock outstanding on August 10, 1995 was 3,317,840.

The total number of pages is 32.



                       BIG O TIRES, INC.
                  CONSOLIDATED BALANCE SHEETS
                            (000s)

                                     June 30,         December 31,
                                       1995               1994
                                     Unaudited        ------------
                                    -----------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents         $     989         $   4,882
  Trade accounts receivable,
   net of allowance for
   doubtful accounts                   10,806             8,165
  Other receivables                       551             2,905
  Current portion of notes
   receivable                             638               733
  Inventories                          20,935            14,219
  Deferred income taxes                 2,236             2,126
  Other current assets                    764               688
                                    ---------         ---------
      Total current assets             36,919            33,718
                                    ---------         ---------

NOTES RECEIVABLE, net of
 current portion                        3,652             3,193
                                    ---------         ---------

PROPERTY, PLANT AND EQUIPMENT          25,363            17,177
  Less accumulated depreciation
   and amortization                    (5,235)           (5,146)
                                    ---------         ---------
                                       20,128            12,031
                                    ---------         ---------

INTANGIBLE AND OTHER ASSETS,
  Distribution rights                   8,938             9,077
  Equity in joint ventures and
   unconsolidated subsidiaries          1,106             1,129
  Other                                 2,765             2,820
                                    ---------         ---------
                                       12,809            13,026
                                    ---------         ---------

     TOTAL ASSETS                   $  73,508         $  61,968
                                    =========         =========

         -See notes to consolidated financial statements-



                         BIG O TIRES, INC.
                   CONSOLIDATED BALANCE SHEETS
                              (000s)

                                        June 30,      December 31,
                                          1995            1994
                                        Unaudited     ------------
                                        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                     $   9,831      $     650
  Accrued expenses                         1,758          2,485
  Warranty reserve                         4,100          3,850
  Current portion of long-term debt
   and capital lease obligations           1,620          2,066
                                       ---------      ---------
     Total current liabilities            17,309          9,051
                                       ---------      ---------

LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS,
  net of current portion                  18,088         15,906
                                       ---------      ---------

OTHER LONG-TERM LIABILITIES                1,330          1,433
                                       ---------      ---------

EMPLOYEE STOCK OWNERSHIP
  PLAN OBLIGATIONS                           184            449
                                       ---------      ---------

SHAREHOLDERS' EQUITY:
  Common stock                               335            334
  Capital contributed in
    excess of par                         15,445         15,418
  Retained earnings                       21,353         20,419
                                       ---------      ---------
                                          37,133         36,171
  Less: Employee stock ownership
         plan obligations                   (184)          (449)
        Deferred stock grant
         compensation                       (231)          (472)
        Treasury stock                      (121)          (121)
                                       ---------      ---------

                                          36,597         35,129
                                       ---------      ---------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY            $  73,508      $  61,968
                                       =========      =========

          -See notes to consolidated financial statements-


                          BIG O TIRES, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
           (000s except for share and per share amounts)

                         For the three            For the six
                         months ended             months ended
                            June 30,                June 30,
                        1995        1994        1995        1994
                      ----------------------   -------------------
NET SALES:           $  34,438   $  31,087   $  63,591   $  57,480
  Product and
    franchising          3,339          --       3,339          --
                     ---------   ---------   ---------   ---------
                        37,777      31,087      66,930      57,480
                     ---------   ---------   ---------   ---------

COST OF SALES:          26,337      23,004      48,750      43,112
  Product and
    franchising          3,197          --       3,197          --
                     ---------   ---------   ---------   ---------
                        29,534      23,004      51,947      43,112
                     ---------   ---------   ---------   ---------

GROSS PROFIT:
  Product and
   franchising           8,101       8,083      14,841      14,368
  Real estate              142          --         142          --
                     ---------   ---------   ---------   ---------
                         8,243       8,083      14,983      14,368
                     ---------   ---------   ---------   ---------

EXPENSES, net:
  Selling &
    administrative       5,058       5,205       9,637      10,139
  Product delivery
    expense              1,090         750       1,941       1,275
  Interest expense         437         395         833         667
  Shareholder pro-
    posal expense          227          --         548          99
  Loss on sale or
    closure of
    retail stores           --         604          95         702
  Warehouse consol-
    idation costs          320          --         320          --
                     ---------   ---------   ---------   ---------
                         7,132       6,954      13,374      12,882
                     ---------   ---------   ---------   ---------

INCOME BEFORE
INCOME TAXES             1,111       1,129       1,609       1,486
                     ---------   ---------   ---------   ---------

PROVISION FOR
INCOME TAXES:
  Current                  540         678         788         892
  Deferred                 (74)       (199)       (113)       (261)
                     ---------   ---------   ---------   ---------
                           466         479         675         631
                     ---------   ---------   ---------   ---------

NET INCOME           $     645   $     650   $     934   $     855
                     =========   =========   =========   =========


EARNINGS PER SHARE   $     .19   $     .19   $     .28   $     .26
                     =========   =========   =========   =========

WEIGHTED AVERAGE
SHARES AND COMMON
STOCK EQUIVALENTS
OUTSTANDING          3,375,036   3,339,764   3,375,430   3,332,669
                     =========   =========   =========   =========

          -See notes to consolidated financial statements-



                          BIG O TIRES, INC.
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (000s)

                                             For the six months
                                               ended June 30,
                                            1995            1994
                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $     934        $     855
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization           611              605
     Amortization of intangibles             200              208
     Other                                   111             (155)
     Cash flows from changes in
       working capital                     1,192           (6,272)
                                       ---------        ---------
     Total adjustments                     2,114           (5,614)
                                       ---------        ---------

        NET CASH PROVIDED (USED)
        BY OPERATING ACTIVITIES            3,048           (4,759)
                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable              (153)            (135)
  Payments received on notes
    receivable                               248              575
  Proceeds from sales of property
    and equipment                            788              516
  Equity investments in affiliates          (112)            (142)
  Purchase of property and equipment      (9,254)          (2,270)
  Increase in retail store constr-
    uction in progress                      (130)              --
  Purchase of retail stores                 (141)            (410)
                                       ---------        ---------

        NET CASH USED BY
        INVESTING ACTIVITIES              (8,754)          (1,866)
                                       ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
    debt                                   3,285           16,168
  Principal payments on long-term debt
    and capital lease obligations         (1,580)          (5,023)
  Proceeds from sale of common stock
    and stock options exercised              108               73
                                       ---------        ---------


        NET CASH PROVIDED BY
        FINANCING ACTIVITIES               1,813           11,218
                                       ---------        ---------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS              (3,893)           4,593

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                     4,882            1,113
                                       ---------        ---------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                       $     989        $   5,706
                                       =========        =========

         -See notes to consolidated financial statements-



                         BIG O TIRES, INC.
   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (000s)

                                            For the six months
                                              ended June 30,
                                            1995          1994
                                         -------------------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                         $     890      $     575
     Income taxes                         1,186            755

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Accounts receivable transferred to
   long-term notes receivable               459            173
  Inventories received in
   satisfaction of long-term
   notes receivable                          --            454
  Decrease in employee stock
   ownership plan obligations               265            546
  Restricted stock grants
   cancelled                                 80             --

         -See notes to consolidated financial statements-



                        BIG O TIRES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED
                     JUNE 30, 1995 AND 1994
                           UNAUDITED

NATURE  OF BUSINESS AND  SIGNIFICANT ACCOUNTING  POLICIES:

REFERENCE  TO ANNUAL  REPORT:

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994, since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These interim financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

STOCK OPTION PLAN:

On January 1, 1995, the Company granted options for 4,943 shares of the Company's $.10 par value common stock (Common Stock) to certain directors and employees who elected to participate in the Big O Tires, Inc. Director and Employee Stock Option Plan ("Plan"). As of June 30, 1995, the liability for the options granted on January 1, 1995 pursuant to the Plan was approximately $39,000.

STOCK APPRECIATION RIGHTS:

In February 1995, the Company's Board of Directors granted Stock Appreciation Rights ("SAR") to each of the three members of the Office of the Chief Executive. Each SAR agreement provides that each member receive a grant of 100,000 share equivalent units, each of which represents an equal undivided interest in the future appreciation in the value of a share of the Company's Common Stock. The SAR agreement provides, subject to certain vesting requirements, that each unit shall entitle each member to receive, in cash only, the difference between the base value (as defined in the agreement) and the market value of a share of Common Stock on the exercise date. As of June 30, 1995, the amount of the liability under this plan was not material.

In July 1995, the three members of the Office of the Chief
Executive signed a letter agreement stating that the SAR agreements will terminate upon the consummation of the merger and any unexercised SARs pursuant to the agreements will be forfeited as to all units, vested and non-vested. (See discussion of the proposed merger under Liquidity and Capital Resources).

CREDIT FACILITY:

On January 23, 1995 the Company replaced its previously existing credit facility with a $20 million Revolving Credit Agreement which expires January 22, 1998. Borrowings under the agreement (limited to a portion of eligible collateral) were $6,000,000 at June 30, 1995. The agreement contains various covenants and restrictions (including a restriction which precludes the payment of cash dividends or the return of capital to shareholders) with which the Company was in compliance at June 30, 1995.

SENIOR SECURED NOTES:

In April 1994, the Company sold 8.71% Senior Secured Notes in the aggregate principal amount of $8,000,000, at par, which will mature in 1998 - 2004. At June 30, 1995, the notes are collateralized by a deed of trust on land and buildings located in Nevada and Idaho.


UNEARNED  STOCK COMPENSATION:

On August 5, 1994, the Company made restricted stock grants for 28,478 shares (net of subsequent cancellation of 5,188 shares) of the Company's Common Stock and granted options for an additional 41,942 shares of the Company's common stock to certain officers in accordance with the Big O Tires, Inc. Long Term Incentive Plan (LTI
Plan).

In connection with the restricted stock grant, unearned stock compensation of $520,000 was recorded which represents the non-vested portion of the restricted stock grants based upon the market price of the stock at the grant date. Compensation expense is being recognized over a vesting period of three to five years in accordance with the provisions of the LTI Plan. Compensation expense recognized for the three and six months ended June 30, 1995 was approximately $91,000 and $160,000, respectively.

FRANCHISE AND ROYALTY FEES:

The Company receives initial franchise fees and continuing royalty fees from its franchised Big O dealers. The initial franchise fees and royalty fees were $1,836,000 and $3,393,000 for the three and six months ended June 30, 1995, respectively, and $1,642,000 and $3,085,000 for the three and six months ended June 30, 1994, respectively.

SHAREHOLDER PROPOSAL EXPENSE:

At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution calling for the Company to engage an investment banker to evaluate all alternatives for enhancing the value of the Company. The cost associated with the implementation of the shareholder proposal for the three and six months ended June 30, 1995 was $227,000 and $548,000, respectively.

EARNINGS PER SHARE:

Earnings per share is computed using the weighted-average number of outstanding shares during each period presented. Common stock equivalents are included but did not have a material effect on the computation.

LITIGATION:

As a franchisor and wholesale distributor, the Company licenses the use of its trade names, service marks and trademarks to the Company's franchisees and other licensees and distributes tire products manufactured by the Company's suppliers ("Suppliers") under the Company's trade names and trademarks. As a result, the Company has been named as a defendant in a number of lawsuits alleging negligent acts and/or omissions by the Company's franchisees or alleged defective workmanship and/or materials of the products produced by the Suppliers. As of June 30, 1995, there were thirty-nine such lawsuits pending in which the Company was named as a defendant. Of those thirty-nine lawsuits, only two directly involve the Company. The other thirty-seven involve franchisees of the Company or alleged tire failures of its Suppliers. In most of the thirty-nine lawsuits in which the Company is named as a defendant, the claims for damages are not specific. The Company believes that it is reasonably possible that a judgment may be rendered against the Company in one or more of these lawsuits but the Company is unable to estimate the amount of any such possible judgments. Over the past five years, the judgments that have been rendered against the Company and settlements made by the Company in lawsuits similar to the thirty-nine lawsuits have not resulted in material losses to the Company. Therefore, based upon such history, the Company does not believe that the Company will suffer any material loss as a result of the thirty-nine lawsuits pending against the Company on June 30, 1995.

The Company requires that both the Company's franchisees and Suppliers indemnify and protect the Company against claims resulting from the alleged negligent acts and/or omissions of the franchisees and the alleged defects in workmanship and/or materials of its Suppliers. In addition, the Company carries its own insurance. The thirty seven lawsuits referred to above are being defended by attorneys who have been retained by the applicable insurance companies and the Company is not actively involved in the defense thereof. Historically, the Company has been able to rely upon its franchisees and Suppliers and their insurance carriers to defend, protect and indemnify the Company against such types of lawsuits. Accordingly, even if a judgment is rendered against the Company in any of these lawsuits, because of the insurance and indemnities described above, management does not believe that the Company will incur any loss as a result of any such judgment.

The Company is also a defendant in seven additional lawsuits which are incidental to the Company's business and for which the Company does not believe it is liable, but which are not covered by insurance. Thus the Company is directly and actively involved in its own defense and has sufficient information to form a judgment on the likely outcome and exposure of such cases. Based on this analysis, the Company believes that the ultimate outcome of these cases will not have a material adverse effect on the Company's financial statements.

The Company previously reported the pendency of two class action lawsuits naming the Company and its nine directors as defendants (Knopf vs. Big O Tires, Inc., et al. and Zucker, et al. vs. Big O Tires, Inc., et al., Second Judicial District Court of the State of Nevada, County of Washow). By motion filed by plaintiffs' counsel, both actions were dismissed without prejudice by the Court on March 31, 1995.

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

In June 1995, the Company's Board of Directors approved in principle a proposal to recommend to the Company's shareholders that the shareholders sell at a price of $16.50 per share to a group consisting of management personnel of the Company and Big O Tire Dealers of America, a group of franchise dealers, (the "Acquisition Group"). In July 1995 the Company entered into an Agreement and Plan of Merger (Merger Agreement) with BOTI Holdings, Inc. and BOTI Acquisition Corp. The Merger Agreement is subject to contingencies including the purchasers obtaining acceptable financing, participation in the acquisition group by not less than 80% of the shares held by the Company's Employee Stock Ownership Plan ESOP and participation in the group by not less than 85% of the franchised Big O Tire dealers. The Merger Agreement is subject to approval by the Company's stockholders.

By its terms, the Merger Agreement puts certain constraints on the Company's conduct of business pending the merger. These constraints provide that neither the Company nor any of its subsidiaries shall take any action except in the ordinary course of business and consistent with past practices. The Merger Agreement also provides that any one member of a management committee, consisting of the members of the Office of the Chief Executive and the Executive Vice President of the Company, has the right to object to expenditures, contingent liabilities or the acquisition or disposition of assets which exceed $100,000 prior to the Company being legally bound. If the management committee cannot then unanimously agree to such expenditures or asset dispositions or acquisition, the Merger Agreement provides that approval may be obtained from BOTI Holdings, Inc. and the Company.

Working Capital

At June 30, 1995, the Company had $19,610,000 in working capital (defined as current assets less current liabilities), which represented a net decrease of $5,057,000 from December 31, 1994. Primary uses of working capital included the purchase of the Las Vegas distribution facility for $7,972,000 and equipment of $1,282,000 totalling $9,254,000 and principal payments on long-term debt and capital lease obligations of $1,580,000. These uses were partially offset by working capital derived from borrowings on the Company's line of credit and other long-term debt of $3,285,000 and working capital provided by operations of $3,048,000.

The Company's net trade receivables at June 30, 1995 increased by $2,641,000 as compared to December 31, 1994. This increase resulted from the effect of opening six new stores (net of closures) during the first six months of 1995 and normal seasonal increases.

Inventories at June 30, 1995 increased by $6,716,000 as compared to inventories at December 31, 1994. This increase resulted primarily from higher inventory levels needed to support the increased sales due to the impact of the Company's Cost-U-LessTM program, which was implemented in July 1994, the six additional stores opened during the first six months of 1995, and the normal, seasonal increase in stocking levels to provide an adequate supply of products to meet anticipated higher sales volumes which normally occur during the third quarter of each year. Accounts payable at June 30, 1995 increased $9,181,000 from December 31, 1994, as a result of the increased inventory levels and extended payment terms offered by the Company's primary supplier.

Las Vegas RSC Conversion

In May 1994, the Company closed its RSC in Vacaville, California and consolidated its operations into the Ontario RSC. The Vacaville warehouse was leased to an unrelated third party. In July 1995 the company sold this warehouse facility. The cash proceeds from the sale were used to reduce the outstanding loan balance with First National Bank of Chicago (First Chicago).

In March 1995, the Company closed its RSC in Denver, Colorado and consolidated its operations into the newly opened Las Vegas RSC. The Denver RSC was sold to an unrelated third party in December 1994 (See discussion under "Financial Commitments" below). Ontario RSC operations were fully converted to the new Las Vegas RSC in May 1995. While the Company is obligated under the lease for the Ontario warehouse through May 1998, it has subleased this property to an unrelated third party for the remainder of the lease term starting June 1995. After all operations have been successfully consolidated at the new Las Vegas RSC in the second quarter, 1995, management anticipates that selling and administrative expense will be reduced.

The results for the second quarter 1995 (and six months ended June 30, 1995) include a $320,000 charge associated with the conclusion of this warehouse consolidation. This charge resulted primarily from the sale of the Vacaville RSC facility at a price less than previously anticipated as well as certain other costs that exceeded expectations.

Real Estate Development

The Company's real estate development program which involves Big O retail store site selection and development by one of the Company's subsidiaries, and the subsequent sale of these developed store sites to Franchisees that qualify for Small Business Administration
(SBA) guaranteed loans. Significant financing is required by the Company, which is planned to be repaid as the SBA guaranteed financing is obtained by the prospective Franchisee. As of July 1995, permanent financing had been approved for ten development projects through AT&T Capital Corporation (AT&T). Due to the possible merger as described above, the agreement with AT&T was terminated in August 1995. While the Company plans on continuing this real estate development program, the extent of this development may be cut back significantly. The Company anticipates funding future projects through its revolving line of credit or through joint ventures or directly with developers.

The Company completed the sales of six real estate holdings during the second quarter of 1995. Three of these real estate sales involved projects developed under the Company's real estate development program, one related to a land sale from a site the Company elected not to develop, and two sales related to retail properties previously held as investments that the Company elected to sell.

Capital Expenditures

At June 30, 1995, the Company's subsidiary that is implementing the real estate development program and financing through the SBA had approximately $2.2 million invested in construction in progress for Big O retail store sites, an increase of $.2 million since December 31, 1994. Additional capital expenditures are anticipated in connection with these real estate development activities, which are anticipated to be funded through the Company's revolving line of credit or through joint ventures or directly with developers.

In February 1995, the Company acquired the Las Vegas RSC at a total cost of approximately $7,972,000. New equipment, including computer hardware and software to operate this facility, will require approximately $1,200,000 in additional 1995 capital expenditures of which approximately $880,000 has been incurred as of June 30, 1995. The Company is financing this equipment through its existing revolving line of credit.

Financial Commitments

The Company's current operations are primarily funded through its revolving line of credit with First Chicago which has a 1995 sub-limit of $6 million for construction and permanent financing pursuant to the Company's real estate development program.

Limited financing for the Company's real estate development was previously provided by AT&T through an $11.75 million revolving credit line. In August 1995 the Company and AT&T mutually agreed to terminate this credit line for all projects unfunded at that time.

In the fourth quarter of 1994 the Company sold approximately $3 million of long term notes receivable. The Company successfully negotiated the sale of an additional $.8 million of long term notes receivable in July 1995 and plans an additional sale of $.2 million in August 1995.

Management's discretion with respect to certain business matters is limited by financial and other covenants contained in loan agreements with First Chicago, AT&T, the senior note holders, Kelly-Springfield Tire Company (a division of The Goodyear Tire & Rubber Company) and other lenders. These covenants, among other things, limit or prohibit the Company from (i) paying dividends on its capital stock, (ii) incurring additional indebtedness, (iii) creating liens on or selling certain assets, (iv) making certain loans, investments, or guarantees, (v) violating certain financial ratios, (vi) repurchasing shares of its common stock, (vii) making certain capital expenditures, and (viii) merging or selling substantially all of its assets. At June 30, 1995, the Company was in compliance with all of these covenants.

The Company has received notice from the Senior note holders that the completion of proposed merger will be an event of default, thus creating a covenant violation. It is the Company's understanding that the Acquisition Group is seeking replacement financing at this time. In compliance with the terms of the Merger Agreement, the Company is contacting its other current lenders and lessors where necessary in order to obtain the consents necessary for the consummation of the merger.

The Company's continuing guarantees at June 30, 1995 were comprised principally of the following:

     Retail store financing            $    3.9 million
     Notes receivable guarantees            1.4 million
     Real estate lease guarantees           4.0 million
     Employee Stock Ownership Plan           .2 million
     Denver RSC mortgage loan               2.8 million

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

Accounting Standards

The Company adopted Statement of Financial Accounting Standard
(FAS) No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. The adoption of this FAS did not have a material effect on the Company's financial position nor results of operations for the six months ended June 30, 1995.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is required to be implemented for the Company's fiscal year ending December 31, 1996. The earlier adoption of this FAS would not have materially affected the Company's financial position or results of operations for the six months ended June 30, 1995.


RESULTS OF OPERATIONS:

Revenues

Net sales for the second quarter, 1995 increased by $6,690,000 as compared to the second quarter 1994 and net sales for the first six months 1995 increased by $9,450,000 over the first six months of 1994. The sale of Big O brand units increased by approximately 167,000 units (an increase of 29.1%) during the first six months of 1995 as compared to the corresponding period for 1994, and the sale of other new tires decreased by approximately 57,000 units (a decrease of 18.7%) during the same period. The average selling price of Big O brand units decreased by $2.40 per unit (a decrease of 4.1%) for the first six months of 1995 as compared to the first six months of 1994. This decrease was primarily due to the Company's Cost-U-LessTM marketing program. The average selling price of other new tires decreased by $1.35 (a decrease of 4.6%) during the first six months of 1995 as compared to the corresponding period in 1994. This decrease was in response to the increased competitive nature of the industry.


Net sales for the second quarter of 1995 increased $6,690,000 as compared to the second quarter of 1994, of which $3,339,000 related to the sale of six Company real estate holdings during the second quarter 1995. Three of these real estate sales involved projects developed by the Company for franchisees, one related to a land sale from a site the Company elected not to develop, and two sales related to retail properties previously held as investments that the Company elected to sell. Other increases included an increase of $1,580,000 in sales to existing dealers, additional sales to new franchisees of $2,131,000 and an increase in royalty revenues of $194,000. These increases were partially offset by a decrease of $217,000 which resulted from the closing of franchisee and Company-owned retail stores which were operating during the second quarter of 1994 but not 1995 and a decrease of $322,000 related to the sale of Company-owned retail stores.

The increase in sales of $9,450,000 for the first six months of 1995 included the increase of $3,339,000 related to real estate sales discussed above, an increase of $3,560,000 in sales to existing dealers, additional sales to new franchisees of $3,425,000 and an increase of $308,000 in royalty revenues. These increases were partially offset by decreases in sales of $645,000 related to the closing of franchisee and Company-owned retail stores and $469,000 related to the sale of Company-owned retail stores.

Gross Profit

Gross profit for the second quarter 1995 increased by $160,000 as compared to the second quarter of 1994, primarily due to an increase of $142,000 related to real estate sales. The Company's product and franchising gross margin was 23.5% for the second quarter of 1995 which represented a 2.50% decrease as compared to the second quarter of 1994. This decrease in gross margin generated a decrease in gross profit of $770,000, which was offset by an increase in gross profit of $788,000 attributable to the higher product and franchising sales volumes. The decrease in gross margin was primarily due to the Company's Cost-U-LessTM program.

Gross profits for the first six months of 1995 increased by $615,000 as compared to the first six months of 1994 which included the gross profit related to real estate sales of $142,000. The Company's product and franchising gross margin was 23.3% for the first six months of 1995, a decrease of 1.7% from the first six months of 1994. An increase in gross profits of $1,427,000 was attributable to the higher product and franchising sales volumes during the first six months of 1995 as compared to the same period in 1994. This increase was partially offset by the decrease of $954,000 due to the decrease in the gross margin related to the Company's Cost-U-LessTM marketing program.

Net Expenses

Net expenses increased $178,000 for the second quarter of 1995 from the second quarter of 1994 and $492,000 for the first half of 1995 from the first half of 1994. Product delivery costs increased primarily due to increased sales and the increased delivery expenses associated with the Las Vegas RSC. Net expenses increased due to expenses related to the implementation of the shareholder proposal which was approved at the June 1994 Shareholder Meeting. The increase for the second quarter included a $320,000 charge associated with the conclusion of the consolidation of three of the Company's RSC's into its new Las Vegas RSC. This charge resulted primarily form the sale of the Vacaville RSC facility at a price less than previously anticipated as well as certain other costs that exceeded previous expectations. These increases in net expenses were partially offset by a decrease in expenses associated with the sale or closure of retail stores which resulted from fewer stores closed during the three and six months ended June 30, 1995 as compared to the same periods of 1994.

Selling and administrative expenses decreased by $147,000 during the second quarter of 1995 as compared to the second quarter of 1994 and by $502,000 during the first six months of 1995 as compared to the first six months of 1994. These decreases were primarily due to decreases related to the sale of closure of Company-owned retail stores and decreases in the Company's proportionate share in joint venture losses. These decreases were offset by selling and administrative expenses associated with closing the Denver and Ontario RSC's and start up of the new Las Vegas, RSC during 1995 with successful consideration of operations into the new Las Vegas RSC in the first half of 1995, selling and administrative expense is anticipated to be reduced.

Interest expense increased by $42,000 for the second quarter of 1995 as compared to the same period for 1994 and by $166,000 for the first six months of 1995 as compared to the same period for 1994. These increases were primarily due to increased borrowing under the Company's line of credit during 1995 due to higher interest rates and financing needs for the consolidation of three of the Company's RSC's into the new Las Vegas RSC.


                             PART II

                        OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders took place on June 7, 1995. The Directors who were elected at the meeting and the respective voting results were as follows:


                                                   Term Expires
                                                      Annual
                                Votes      Votes     Meeting of
     Director           Class    For      Withheld  Shareholders
    Steven P. Cloward    II   2,953,282    187,370     1998
    Ralph J. Weiger      II   2,581,765    558,887     1998
    C. Thomas Wernholm   II   2,986,612    154,040     1998
    Robert K. Lallatin   IV   2,966,094    174,558     1996


The terms of the following Directors continued subsequent to the Annual Meeting: John B. Adams, Ronald D. Asher, Frank L. Carney,
Horst K. Mehlfeldt, Everett H. Johnston and John E. Siipola.

The Shareholders approved an amendment to the Big O Tires, Inc.
Long Term Incentive Plan (LTI Plan) to increase the number of shares available for issuance under the LTI Plan by 100,000 shares.

The respective voting results to amend the LTI Plan were as follows:

                               Votes      Votes
 Proposal                       For      Against   Abstentions

 Amendment to LTI Plan       2,661,571   408,632    421,412


Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

          (10.1) Letter Agreement and Indemnification Agreement dated January 20, 1995, between Big O Tires, Inc. and PaineWebber Incorporated.

          (10.2) Three memos from PaineWebber Incorporated to the Company amending certain fees dated June 9, 1995, June 16, 1995 and June 30, 1995.

          (10.3) Letter Agreement between Big O Tires, Inc. and John E. Siipola dated July 21, 1995, pertaining to new severance package terms and terminating the March 24, 1995 Letter Agreement regarding severance.

          (10.4)  Letter Agreement between Big O Tires, Inc. and
                  Horst K. Mehlfeldt dated July 21, 1995,
                  pertaining to new severance package terms and terminating the March 24, 1995 Letter Agreement regarding severance.

          (10.5)  Letter Agreement between Big O Tires, Inc. and
                  Steven P. Cloward dated July 21, 1995, regarding a modification to Mr. Cloward's severance package.

          (27.1)  Big O Tires, Inc.'s Financial Data Schedule.

      b.   Reports on Form 8-K

           On June 6, 1995, the Company filed a Current Report on Form 8-K dated June 5, 1995, announcing under Item 5 that it had received a letter from a group of its management and Big O Tire Dealers of America, a group of franchise dealers, proposing to acquire the Company (the "Acquisition Group") at a price of $16.50 per share (the "Acquisition Proposal"). The Company also filed under
           Item 7, a copy of the Acquisition Proposal submitted to the Company's Investment Committee of the Board of Directors.

           On June 9, 1995, the Company filed a Current Report on Form 8-K, dated June 9, 1995 announcing under Item 5 that the Company approved in principle the Acquisition Proposal submitted by the Acquisition Group. The Company also agreed to advance or reimburse certain of the expenses of the Acquisition Group in connection with the proposed merger. The Company only agreed to such advancement or reimbursement provided that under certain conditions franchised Big O Tire Dealers participating in the transaction agree to extend the term of their franchise agreements with the Company. The Company also filed under Item 7, a copy of the Acquisition Proposal submitted to the Investment Committee of the Board of Directors and signed by the Company on June 7, 1995.

           On July 25, 1995, as amended on July 27, 1995, the Company filed a Current Report on Form 8-K/A announcing under Item 5 that on July 24, 1995, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with BOTI Holdings, Inc. and BOTI Acquisition Corp. The Merger Agreement provides that BOTI Holdings, Inc., through its subsidiary BOTI Acquisition Corp., will acquire the Company in a merger in which the Company's shareholders will receive a cash price of $16.50 per share. The merger is subject to the approval of the Company's stockholders.

           The Company also reported that it amended the Rights Agreement dated August 26, 1994 between the Company and Interwest Co., Inc. to specifically exclude from the definition of an "Acquiring Person", BOTI Holdings, Inc., BOTI Acquisition Corp., an entity to be formed directly or indirectly by persons who are currently franchisees of the Company, any other person who may be deemed to be the beneficial owner of the Company's Common Stock because of the execution and delivery of the Merger Agreement and any group consisting of two or more of the foregoing.

           The Company also filed under Item 7 of Form 8-K/A the
           Agreement and Plan of Merger dated July 24, 1995 and the Amendment to Rights Agreement dated as of July 24, 1995.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1995


                             BIG O TIRES, INC.

                             By:  /s/ John B. Adams
                                  --------------------------------
                                  John B. Adams
                                  Executive Vice President,
                                  Principal Financial Officer
                                  and Principal Accounting
                                  Officer


                       EXHIBIT INDEX
Exhibit                                                   Page No.

(10.1)   Letter Agreement and Indemnification Agreement      18
         dated January 20, 1995, between Big O Tires, Inc.
         and PaineWebber Incorporated.

(10.2)   Three memos from PaineWebber Incorporated to the   26
         Company amending certain fees dated June 9, 1995, June 16, 1995 and June 30, 1995.

(10.3)   Letter Agreement between Big O Tires, Inc. and      29
         John E. Siipola dated July 21, 1995, pertaining to new severance package terms and terminating the March 24, 1995 Letter Agreement regarding severance.

(10.4)   Letter Agreement between Big O Tires, Inc. and      30
         Horst K. Mehlfeldt dated July 21, 1995,
         pertaining to new severance package terms and terminating the March 24, 1995 Letter Agreement regarding severance.

(10.5)   Letter Agreement between Big O Tires, Inc. and      31
         Steven P. Cloward dated July 21, 1995, regarding a modification to Mr. Cloward's severance package.

(27.1)   Big O Tires, Inc.'s Financial Data Schedule.        32