Form 10-K/A
period 1994-12-31
BIG O TIRES INC
filed 1995-09-25
CIK 718082

UNITED STATES
                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                 FORM 10-K/A

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES  EXCHANGE  ACT  OF  1934  [FEE REQUIRED]
             For the fiscal year ended December 31, 1994

                                      OR
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES  EXCHANGE  ACT  OF  1934  [NO FEE
             REQUIRED]
             For the transition period from ________ to _________. Commission File Number: 1-8833

                                BIG O TIRES, INC.
            (Exact name of registrant as specified in its charter)

             Nevada                                 87-0392481
- --------------------------------        -------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)                      Number)

                         11755 East Peakview Avenue
                        Englewood, Colorado      80111
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No _____

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

                                               Total Pages 23.
                                        Exhibit Index Page 13.

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

(10.57) Agreement by the Investment Committee of the Board of Directors and the Management/Dealer participants dated December 22, 1994
(incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s
Current Report on Form 8-K dated December 6, 1994).

(10.58) Letter dated December 13, 1994, to the Investment Committee of Big O Tires, Inc. and the Management participants and Dealer representatives (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 6, 1994).

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

(10.61) Form of Franchise Agreement currently in use (incorporated by reference to Exhibit 10.61 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.62) Multi-Tenant Lease NNN dated December 1, 1994 between Botac VI Leasing L.L.C., a Utah Limited Liability Company and Big O Development, Inc (incorporated by reference to Exhibit 10.62 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.63) Assignment and Assumption Agreement dated December 2, 1994 by Big O Development, Inc., Big O Tires, Inc. and Botac VI Leasing, L.L.C. and Allstate Life Insurance Company (incorporated by reference to
Exhibit 10.63 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.64) Guarantee Agreement dated December 2, 1994 by Big O Tires, Inc., Big O Development, Inc. and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.64 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.65) Closing Agreement dated December 2, 1994 by Big O Development, Inc., Big O Tires, Inc., Botac VI Leasing, L.L.C., and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.65 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.66) Commercial contract to Buy and Sell Real Estate dated March 17, 1994 between Bailey's Moving and Storage and Big O Tires, Inc.
(incorporated by reference to Exhibit 10.66 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.67) Confidentiality Agreement dated September, 1994 between Big O Tires, Inc. and Kenneth W. Pavia, Sr. (incorporated by reference to
Exhibit 10.67 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.68)  Amendment No. 1 to the Big O Tires, Inc. Employee Stock
Ownership Plan and Trust Agreement dated September 12, 1994
(incorporated by reference to Exhibit 10.68 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.69) Development Management Agreement dated September, 1994 between Ross Development Management Group, Inc. and Big O Development, Inc. and Big O Tires, Inc. (incorporated by reference to Exhibit 10.69 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.70) Letter Agreement dated February 20, 1995 terminating the Consulting Agreement between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.71)  1995 Incentive Bonus Plans (incorporated by reference to
Exhibit 10.71 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.72) Commitment Letter dated February 16, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation for real estate financing (incorporated by reference to Exhibit 10.72 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.73) Commitment Letter dated February 16, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation for equipment financing (incorporated by reference to Exhibit 10.73 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.74) Extension letter dated December 9, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation to extend existing lines of credit through December 31, 1995 (incorporated by reference to Exhibit
10.74 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).

(10.75) Resignation letter dated February 27, 1995 from Robert L. Puckett (incorporated by reference to Exhibit 10.75 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.76) Resignation letter dated February 24, 1995 from David W. Dwyer (incorporated by reference to Exhibit 10.76 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.77) Revolving Credit Agreement dated January 23, 1995 between Big O Tires, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.77 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.78) Consent, Acknowledgement and Access Agreement dated January 23, 1995 between The Bank of Cherry Creek, N.A., Kenneth B. Buckius and The First National Bank of Chicago (incorporated by reference to Exhibit
10.78 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).

(10.79) Note Purchase Agreement dated April 27, 1994 between Big O Tires, Inc. and USG Annuity & Life Company and Republic Western
Insurance Company (incorporated by reference to Exhibit 10.79 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.80) Franchise Agreement dated October 7, 1994 between Big O Tires, Inc. and OK Tires, Inc. for the Retail Store located at 2830 West 3500 South, West Valley City, Utah 84119 (incorporated by reference to
Exhibit 10.80 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.81) Franchise Agreement dated November 26, 1993 between Big O Tires, Inc. and CAPS Tire Limited Liability Company for the Retail Store located at 8151 East Arapahoe Road, Englewood, Colorado 80112 (incorporated by reference to Exhibit 10.81 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.82) Form of Confidentiality Agreement signed by dealers dated October 19, 1994 (incorporated by reference to Exhibit 10.82 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.83) Ultimate Net Loss Agreement dated November 30, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.83 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.84) Inventory Financing Agreement together with a Demand Note dated September 30, 1994, by and between The Kelly-Springfield Tire Company and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc. (incorporated by reference to Exhibit 10.84 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.85) Supplemental Executive Retirement Plan dated December 7, 1994, by Big O Tires, Inc., effective January 1, 1994 (incorporated by reference to Exhibit 10.85 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.86) Forms of Stock Appreciation Rights Agreement dated February 15, 1995, between Big O Tires, Inc. and the Members of the Chief Executive Office (incorporated by reference to Exhibit 10.86 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.87) Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc., and John E. Siipola (incorporated by reference to Exhibit 10.87 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(10.88) Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc., and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.88 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(21.1)  Big O Tires, Inc. Subsidiaries (incorporated by reference to
Exhibit 21.1 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(23.1)  Consent of Deloitte & Touche.

(24.1) Powers of Attorney executed by each of the Directors of Big O Tires, Inc. (incorporated by reference to Exhibit 25.1 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

(27.1) Big O Tires, Inc.'s Financial Data Schedule (incorporated by reference to Exhibit 27.1 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).

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

(b)  REPORTS ON FORM 8-K

     1. In a Current Report on Form 8-K, dated December 2, 1994, the Companyreported on twoproposals with contingencies to acquire the outstanding shares ofthe Company. No assuranceswere given that either of the proposals would be consummated.

     2. In a Current Report on Form 8-K, dated December 6,1994, the Companyreported that theInvestment Committee of the Board of Directors agreed to enterinto a periodof exclusivenegotiations with a group of officers, managers and franchiseddealers("Dealer-ManagementGroup") that recently made an offer to acquire the outstandingshares of theCompany and thatAKH Company, Inc., who had made a previous offer to acquire theCompany hadadvised theInvestment Committee it was contemplating deferring any furtherproposal aslong as the Dealer-Management Group's bid remains under activeconsideration. The Company also reported that twoseparate class action lawsuits had been filed against the Companyand its ninedirectorssimilarly requesting, among other things, the court to enjoin thesale of theCompany to theDealer-Management Group.

(c)     EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed aboveunder
(a) (3)of this Item 14.

(d)  FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules are listed above under (a) (2) of this
Item 14.


                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: September 22, 1995

                                 BIG O TIRES, INC., a Nevada corporation

                                 By:  /s/ JOHN E. SIIPOLA
                                      John E. Siipola
                                      Member of the Office of the
                                      Chief Executive and Chairman

                                 By:  /s/ HORST K. MEHLFELDT
                                      Horst K. Mehlfeldt
                                      Member of the Office of the
                                      Chief Executive and Vice-Chairman

                                 By:  /s/ STEVEN P. CLOWARD
                                      Steven P. Cloward
                                      Member of the Office of the
                                      Chief Executive and President

                                 By:  /s/ JOHN B. ADAMS
                                      John B. Adams
                                      Principal Accounting Officer

                                 By:  /s/ JOHN B. ADAMS
                                      John B. Adams
                                      Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                    Name and Title                 Signature
- ----                    --------------                 ---------
September 22, 1995      John E. Siipola                JOHN E. SIIPOLA
                        Director, Member of the Office of the
                        Chief Executive and Chairman of the Board

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

                        Frank L. Carney                FRANK L. CARNEY
                        Director

                        Everett H. Johnston            EVERETT H.
JOHNSTON
                        Director

                        Ralph J. Weiger                RALPH J. WEIGER
                        Director

                        C. Thomas Wernholm             C. THOMAS
WERNHOLM
                        Director

September 22, 1995
                                           By:  /s/ PHILIP J. TEIGEN
                                                Philip J. Teigen
                                                Attorney-in-Fact

September __, 1995      Robert K. Lallatin
________________________
                                                       Robert K.
Lallatin




                              EXHIBIT INDEX

EXHIBIT     DESCRIPTION

(3.1)       Certificate of Amendment to Restated Articles of
Incorporation of Big O Tires, Inc.dated June 10, 1992 and Restated Articles of Incorporation of Big O Tires,Inc. dated August 17,1987 (incorporated by reference to Exhibit 3 to Quarterly Report on Form 10-Q
for quarter ended June 30, 1992).     PAGE NO. - N/A

(3.2)     Amended and Restated Bylaws of Big O Tires, Inc., a Nevada
corporation, as amended, August 26, 1994 (incorporated by reference to
Exhibit 2 to Current Report on Form 8-K dated August 26, 1994).     PAGE
NO. - N/A

(4.1) Rights Agreement dated as of August 26, 1994, between Big O Tires, Inc. and Interwest Co., Inc., as Rights Agent (incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated August 26,
1994).     PAGE NO. - N/A

(10.1)     1994 Restatement of Employee Stock Ownership Plan and Trust
Agreement of Big O Tires, Inc. (incorporated by reference to Exhibit
10.3 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for the
quarter ended September 30, 1994).     PAGE NO. - N/A

(10.2)     Big O Tires, Inc. Director and Employee Stock Option Plan
(incorporated by reference to Exhibit 10.11 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).
   PAGE NO. - N/A

(10.3)    First Amendment to the Big O Tires, Inc. Director and Employee
Stock Option Plan (incorporated by reference to Exhibit 10.10 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1989).     PAGE NO. - N/A

(10.4)    Amendment No. 2 to the Big O Tires, Inc. Director and Employee
Stock Option Plan (incorporated by reference to Exhibit 10.16 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1992).     PAGE NO. - N/A

(10.5)    Ultimate Net Loss Agreement between Big O Tires, Inc. and FBS
Business Finance Corporation dated January 13, 1989 (incorporated by reference to Exhibit 10.34 to Big O Tires, Inc.'s Annual Report on Form
10-K for the fiscal year ended December 31, 1988).     PAGE NO. - N/A

(10.6)    Purchase Agreement effective June 30, 1987, and related
documents including Promissory Notes, Modification Agreements, Security Agreements, Guaranty Agreement, and
Subleases in connection with a purchase by C.S.B. Partnership and three individuals including Ronald D. Asher, of three Big O Franchise Retail Stores in California from Security/Cal, Inc., a wholly-owned subsidiary of the Company, and H.R.I., Inc., a wholly-owned subsidiary of Security/Cal, Inc. (incorporated by reference to Exhibit 10.63 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1987).     PAGE NO. - N/A

(10.7)    Purchase Agreement effective November 1, 1987, and related documents including Promissory Notes, Security Agreements, Guaranty Agreements, Subleases, and Franchise Agreements in connection with a purchase by C.S.B. Partnership and its three general partners, including Ronald D. Asher, of two Big O Franchise Retail Stores in California from Security/Cal, Inc. and H.R.I., Inc. (Seller) (incorporated by reference to Exhibit 10.45 to Big O Tires, Inc.'s Annual Report on Form 10-K for
the fiscal year ended December 31, 1988).    PAGE NO. - N/A

(10.8)    Purchase Agreements effective July 5, 1988, October 1, 1988, and November 14, 1988, and related documents including Promissory Notes, Security Agreements, Guaranty Agreements, and Subleases in connection with a purchase by C.S.B. Partnership and three individuals including Ronald D. Asher of three Big O Franchise Retail Stores in California from Big O Tires, Inc., Security/Cal, Inc., a wholly-owned subsidiary of the Company, and H.R.I., Inc., a wholly-owned subsidiary of Security/Cal, Inc. (incorporated by reference to Exhibit 10.46 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1988).     PAGE NO. - N/A

(10.9)    Agreement and Release dated October 31, 1989, and related
documents including Promissory Note, related Subleases, Assignment of Lease Rights, and Performance Guarantee in connection with the purchase by C.S.B. Partnership and its general partners, including Ronald D. Asher, of two (2) Big O franchise Retail Stores in California, owned by GEM Tire, Inc. from the Company (incorporated by reference to Exhibit
10.57 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal
year ended December 31, 1989).     PAGE NO. - N/A

(10.10)     Ultimate Net Loss Agreement, dated as of December 1, 1990, by and between Big O Tires, Inc. and Northcross Financial Services, Inc., ICON Capital Corp., in its individual capacity and on behalf of ICON Cash Flow Partners, L.P., Series A, ICON Cash Flow Partners, L.P., Series B and any future partnerships on which it may be the general partner and/or manager (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1990).     PAGE NO. - N/A

(10.11)     Loan and Security Agreement dated October 15, 1991, with its primary lender together with exhibits and appendices (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Annual Report on Form
10-K for the fiscal year ended December 31, 1991).    PAGE NO. - N/A

(10.12)     Assignment for Security (Trademarks and Trademark Licenses),
dated October 15, 1991, providing collateral assignment of Big O Tires, Inc.'s and its subsidiaries' trademark and trademark licenses to its primary lender (incorporated by reference to Exhibit 10.58 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1991).     PAGE NO. - N/A

(10.13)     Stock Pledge Agreement dated October 15, 1991, whereunder
Big O Tires, Inc. pledged stock holdings of its subsidiary companies to its primary lender (incorporated by reference to Exhibit 10.59 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1991).     PAGE NO. - N/A

(10.14)     Continuing Guaranty Agreement dated October, 15, 1991,
providing the guarantee by certain of Big O Tires, Inc.'s subsidiary companies for the obligations of Big O Tires, Inc. under the Loan and Security Agreement with its primary lender (incorporated by reference to
Exhibit 10.60 to Big O Tires, Inc.'s Annual Report on Form 10-K for the
fiscal year ended December 31, 1991).     PAGE NO. - N/A

(10.15)     First Amendment to Loan and Security Agreement, dated as of
November 18, 1991, with its primary lender (incorporated by reference to
Exhibit 10.62 to Big O Tires, Inc.'s Annual Report on Form 10-K for the
fiscal year ended December 31, 1991).    PAGE NO. - N/A

(10.16)     Deed of Trust, Assignment of Rents, Security Agreement and
Fixture Filing dated as of November 19, 1991, for the benefit of its primary lender, which now enjoys a first lien position on Big O Tires, Inc.'s Vacaville, California Regional Sales and Service Center (incorporated by reference to Exhibit 10.65 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
   PAGE NO. - N/A

(10.17)     Secured Promissory Note dated April 3, 1992, in the original principal amount of $3,000,000, payable to the order of its primary lender, which evidences Big O Tires, Inc.'s $3,000,000 term loan facility (incorporated by reference to Exhibit 10.67 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
1991).
PAGE NO. - N/A

(10.18)     1994 Incentive Bonus Plans (incorporated by reference to
Exhibit 10.43 to Big O Tires, Inc.'s Annual Report on Form 10-K for the
fiscal year ended December 31, 1993).    PAGE NO. - N/A

(10.19)     Agreement of Joint Venture of Big O/C.S.B. Joint Venture
dated as of June 1, 1992, by and between Big O Retail Enterprises, Inc., a wholly-owned subsidiary of Big O Tires, Inc., and C.S.B. Partnership, a California general partnership (incorporated by reference to Exhibit
10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal
year ended December 31, 1991).     PAGE NO. - N/A

(10.20)     Amendment No. 1 to Agreement of Joint Venture of Big
O/C.S.B. Joint Venture dated as of May 15, 1993 (incorporated by reference to Exhibit 10.27 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
PAGE NO. - N/A

(10.21)     Purchase Agreement for Private Brand Name Tires between Big
O Tires, Inc. and The Kelly-Springfield Tire Co., dated August 16, 1992 (incorporated by reference to Exhibit 10.71 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended
December 31, 1991).    PAGE NO. - N/A

(10.22)     Big O Tires, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 55 to Big O Tires, Inc.'s Annual Report on Form
10-K for the fiscal year ended December 31, 1992).     PAGE NO. - N/A

(10.23)     Amendment No. 1 to Big O Tires, Inc. Long Term Incentive
Plan (incorporated by reference to Exhibit 56 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
   PAGE NO. - N/A

(10.24)     Amendment No. 2 to Big O Tires, Inc. Long Term Incentive
Plan (incorporated by reference to Exhibit 57 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
   PAGE NO. - N/A

(10.25)     Agreement of Joint Venture of Big O/S.A.N.D.S. Joint Venture
(incorporated by reference to Exhibit 58 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
PAGE NO. - N/A

(10.26)     Commitment Letters dated July 22, 1992, from AT&T Capital
Corporation (incorporated by reference to Exhibit 64 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
1992).     PAGE NO. - N/A

(10.27)     Agreement dated as of November 15, 1992, among Peerless
Trading Company, Limited, Delaware Liquidators, Inc. dba Trade Center Imports, and Big O Tires, Inc.; Purchase Money Non-Negotiable Promissory Note dated as of November 15, 1992, from Peerless Trading Company, Limited to Big O Tires, Inc.; and amendment dated January 19, 1993 to the Agreement dated November 15, 1992 (incorporated by reference to
Exhibit 66 to Big O Tires, Inc.'s Annual Report on Form 10-K for the
fiscal year ended December 31, 1992).     PAGE NO. - N/A

(10.28)     Marketing Agreement for Private Brand Tires between Big O
Tires, Inc. and General Tire, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form
8-K dated April 30, 1993).     PAGE NO. - N/A

(10.29)     Closing Agreement between General Tire, Inc. and Big O
Tires, Inc., dated May 14, 1993  (incorporated by reference to Exhibit
10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30,
1993).     PAGE NO. - N/A

(10.30)     Second Amendment to Loan and Security Agreement by and among its primary lender and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Current Report on Form
8-K dated April 30, 1993).     PAGE NO. - N/A

(10.31)     Inventory Financing Agreement between The Kelly-Springfield
Tire Company and Big O Tires, Inc. and/or Big O Tire of Idaho, Inc. and/or Big O Retail Enterprises, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s Current Report on
Form 8-K dated April 30, 1993).     PAGE NO. - N/A

(10.32)     Demand Note in the original principal amount of
$6,000,338.67 with The Kelly-Springfield Tire Col. as Holder and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc. as Maker (incorporated by reference to Exhibit 10.50 to Big O
Tires, Inc.'s Annual Report on Form 10-K dated April 30, 1993).     PAGE
NO. - N/A

(10.33)     Purchase Agreement by and among Tire Brands, Inc. and Big O
Tires, Inc., dated as of April 30, 1993 (incorporated by reference to
Exhibit 10.5 to Big O Tires, Inc.'s Current Report on Form 8-K dated
April 30, 1993).     PAGE NO. - N/A

(10.34)     Consolidation and Modification Agreement among Big O Tires
(successor in interest to H.R.I., Inc. and Security/Cal, Inc.) and Big O Retail Enterprises, Inc. and C.S.B. Partnership (incorporated by reference to Exhibit 10.51 to Big O Tires, Inc.'s Registration Statement
No. 33-65852).     PAGE NO. - N/A

(10.35)     Modification of Consolidation and Modification Agreement by
and between C.S.B.
Partnership and Big O Tires, Inc. (incorporated by reference to Big O
Tires, Inc.'s Form 10-K for the year ended December 31, 1993).     PAGE
NO. - N/A

(10.36)     Registration Rights Agreement dated June 28, 1993, between the Selling Shareholder and Big O Tires, Inc. (incorporated by reference to Exhibit 10.52 to Big O Tires, Inc.'s Registration Statement No.
33-65852).     PAGE NO. - N/A

(10.37)     Loan Agreement and Promissory Note in the original principal amount of $155,000.00 with C.S.B. Partnership as Maker (incorporated by reference to Exhibit 10.44 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).
PAGE NO. - N/A

(10.38)     Loan Agreement and Promissory Note in the original principal amount of $70,000.00 with Big O/C.S.B Joint Venture as Maker
(incorporated by reference to Exhibit 10.45 to Big O Tires, Inc.'s Form
10-K for the fiscal year ended December 31, 1993).     PAGE NO. - N/A

(10.39)     Loan Agreement and Promissory Note in the original principal amount of $75,000.00 with Big O/S.A.N.D.S. Joint Venture as Maker
(incorporated by reference to Exhibit 10.46 to Big O Tires, Inc.'s Form
10-K for the fiscal year ended December 31, 1993).    PAGE NO. - N/A

(10.40)     Commercial Note and Loan Agreement, Commercial Mortgage and
Environmental Certificate between Big O Development, Inc. and National City Bank, Kentucky, and Guaranty Agreement of Big O Tires, Inc. guaranteeing the obligations of Big O Development, Inc. to National City Bank, Kentucky in connection with the borrowing of $1,500,000 for construction of the Company's Regional Sales and Service Center in New Albany, Indiana (incorporated by reference to Exhibit 10.47 to Big O Tires, Inc.s Form 10-K for the fiscal year ended December 31, 1993). PAGE NO. - N/A

(10.41) Construction Agreement between Big O Development, Inc. and Koetter Construction, Inc. to construct the Regional Sales and Service Center in Floyd, County, Indiana (incorporated by reference to Exhibit
10.48 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1993).     PAGE NO. - N/A

(10.42)     Purchase and Sale Agreement and Joint Escrow Instructions by
and between Western Realco and Big O Tires, Inc. for the purchase of the Company's Regional Sales and Service Center in Clark County, Nevada (incorporated by reference to Exhibit 10.49 to Big O Tires, Inc.'s Form
10-K for the fiscal year ended December 31, 1993).     PAGE NO. - N/A

(10.43)     Lease between Big O Tires, Inc. and Simpson Dura-Vent
Company, Inc. dated January 24, 1994, for property located at 877
Cotting Court, Vacaville, California and related election of option to accelerate occupation (incorporated by reference to Exhibit 10.51 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).
 PAGE NO. - N/A

(10.44)     Letter dated January 26, 1994 from General Tire, Inc. to the
Company terminating the Marketing Agreement for Private Brand Name Tires between Big O Tires, Inc. and General Tire, Inc. dated May 14, 1993 (incorporated by reference to Exhibit 10.52 to Big O Tires, Inc.'s Form
10-K for the fiscal year ended December 31, 1993).     PAGE NO. -N/A

(10.45)     Purchase Agreement by and between Caps Tire Limited
Liability Company and Intermountain Big O Realty for the Big O Tires Retail Store located at 8151 East Arapahoe Road, Englewood, Colorado incorporated by reference to Exhibit 10.53 to Big O Tires, Inc.'s Form
10-K for the fiscal year ended December 31, 1993).     PAGE NO. - N/A

(10.46)     Third and Fourth Amendments to Loan and Security Agreement
by and between Big O Tires, Inc. and its primary lender (incorporated by reference to Exhibit 10.54 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1993).     PAGE NO. - N/A

(10.47)     Limited Partnership Agreement by and between Donald J.
Horton, General Partner, Thomas L. Staker, General Partner, and Big O Tires, Inc., Limited Partner, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.56 to Big O Tires, Inc.'s Form
10-K for the fiscal year ended December 31, 1993).     PAGE NO. - N/A

(10.48)     Loan Agreement and Guaranty, Promissory Note and Security
Agreement with Big O Tires, Inc. Employee Stock Ownership Plan ("ESOP") as Borrower, Big O Tires, Inc., as Guarantor, and Key Bank of Wyoming, as Lender, in connection with the refinancing of the ESOP debt in the amount of $960,000 (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993). PAGE NO. - N/A

(10.49)     Amendment to Partnership Agreement dated August 25, 1994, by and between Big O Development, Inc., a Colorado corporation, a wholly-owned subsidiary of Big O Tires, Inc. and Mill Creek Associates, Ltd., a Colorado limited partnership (incorporated by reference to
Exhibit 10.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for
the quarter ended September 30, 1994).     PAGE NO. - N/A

(10.50)     Agreement dated July 1, 1994, by and between General Tire,
Inc., an Ohio corporation and Big O Tires, Inc. (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s Quarterly Report on
Form 10-Q dated September 30, 1994).     PAGE NO. - N/A

(10.51)     Consulting Agreement by and between Big O Tires, Inc., and
Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.5 to Big O
Tires, Inc.'s Quarterly on Form 10-Q dated September 30, 1994).     PAGE
NO. - N/A

(10.52)     Letter Agreement dated January 10, 1995, amending the
Consulting Agreement by and between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.3 to Big O Tires,
Inc.'s Current Report on Form 8-K dated January 10, 1995).    PAGE NO. -
N/A

(10.53)     Letter Agreement dated July 12, 1994, by and between Big O
Tires, Inc. and PaineWebber Incorporated (incorporated by reference to
Exhibit 10.6 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated
September 30, 1994).     PAGE NO. - N/A

(10.54)     Letter Agreement dated March 23, 1994, by and between Big O
Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.7 to Big O Tires,
Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).     PAGE
NO. - N/A

(10.55)     Ultimate Net Loss Agreement dated October 21, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.8 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994). PAGE NO. - N/A

(10.56)     Fifth Amendment to Loan and Security Agreement by and
between Big O Tires, Inc. and its former lender dated April 29, 1994 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s
Quarterly Report on Form 10-Q dated September 30, 1994).    PAGE NO. -
N/A

(10.57)     Agreement by the Investment Committee of the Board of
Directors and the Management/Dealer participants dated December 22, 1994 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s
Current Report on Form 8-K dated December 6, 1994).     PAGE NO. - N/A

(10.58)     Letter dated December 13, 1994, to the Investment Committee of Big O Tires, Inc. and the Management participants and Dealer representatives (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 6, 1994).
PAGE NO. - N/A

(10.59)     Letter dated February 7, 1995, from the Dealer/Management
Group to the Company's Board Chairman (incorporated by reference to
Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated
January 10, 1995).     PAGE NO. - N/A

(10.60)     Agreement between the Company and the Management/Dealer
participants dated January 20, 1995 (incorporated by reference to
Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K     PAGE
NO. - N/A

(10.61)     Form of Franchise Agreement currently in use (incorporated by reference to Exhibit 10.61 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1994 as originally filed).     PAGE NO. -
N/A

(10.62)     Multi-Tenant Lease NNN dated December 1, 1994 between Botac
VI Leasing L.L.C., a Utah Limited Liability Company and Big O
Development, Inc. (incorporated by reference to Exhibit 10.62 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.63)     Assignment and Assumption Agreement dated December 2, 1994 by Big O Development, Inc., Big O Tires, Inc. and Botac VI Leasing, L.L.C. and Allstate Life Insurance Company (incorporated by reference to
Exhibit 10.63 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).     PAGE NO. - N/A

(10.64)     Guarantee Agreement dated December 2, 1994 by Big O Tires,
Inc., Big O Development, Inc. and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.64 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed). PAGE NO. - N/A

(10.65)     Closing Agreement dated December 2, 1994 by Big O
Development, Inc., Big O Tires, Inc., Botac VI Leasing, L.L.C., and Allstate Life Insurance Company (incorporated by reference to Exhibit
10.65 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).     PAGE NO. - N/A

(10.66)     Commercial Contract to Buy and Sell Real Estate dated March
17, 1994 between Bailey's Moving and Storage and Big O Tires, Inc. (incorporated by reference to Exhibit 10.66 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed). PAGE NO. - N/A

(10.67)     Confidentiality Agreement dated September, 1994 between Big
O Tires, Inc. and Kenneth W. Pavia, Sr. (incorporated by reference to
Exhibit 10.67 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).    PAGE NO. - N/A

(10.68)     Amendment No. 1 to the Big O Tires, Inc. Employee Stock
Ownership Plan and Trust Agreement dated September 12, 1994
(incorporated by reference to Exhibit 10.68 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed).
 PAGE NO. - N/A

(10.69)     Development Management Agreement dated September, 1994
between Ross Development Management Group, Inc. and Big O Development, Inc. and Big O Tires, Inc. (incorporated by reference to Exhibit 10.69 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31,
1994 as originally filed).     PAGE NO. - N/A

(10.70)     Letter Agreement dated February 20, 1995 terminating the
Consulting Agreement between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed). PAGE NO. - N/A

(10.71)     1995 Incentive Bonus Plans (incorporated by reference to
Exhibit 10.71 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).     PAGE NO. - N/A

(10.72)     Commitment Letter dated February 16, 1994 between Big O
Tires, Inc. and AT&T Commercial Finance Corporation for real estate financing (incorporated by reference to Exhibit 10.72 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.73)     Commitment Letter dated February 16, 1994 between Big O
Tires, Inc. and AT&T Commercial Finance Corporation for equipment financing (incorporated by reference to Exhibit 10.73 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.74)     Extension letter dated December 9, 1994 between Big O Tires,
Inc. and AT&T Commercial Finance Corporation to extend existing lines of credit through December 31, 1995 (incorporated by reference to Exhibit
10.74 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).     PAGE NO. - N/A

(10.75)     Resignation letter dated February 27, 1995 from Robert L.
Puckett (incorporated by reference to Exhibit 10.75 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.76)     Resignation letter dated February 24, 1995 from David W.
Dwyer (incorporated by reference to Exhibit 10.76 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally
filed).     PAGE NO. - N/A

(10.77)     Revolving Credit Agreement dated January 23, 1995 between
Big O Tires, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.77 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1994 as originally filed).     PAGE NO. -
N/A

(10.78)     Consent, Acknowledgement and Access Agreement dated January
23, 1995 between The Bank of Cherry Creek, N.A., Kenneth B. Buckius and The First National Bank of Chicago (incorporated by reference to Exhibit
10.78 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).     PAGE NO. - N/A

(10.79) Note Purchase Agreement dated April 27, 1994 between Big O Tires, Inc. and USG Annuity & Life Company and Republic Western
Insurance Company (incorporated by reference to Exhibit 10.79 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.80)     Franchise Agreement dated October 7, 1994 between Big O
Tires, Inc. and OK Tires, Inc. for the Retail Store located at 2830 West 3500 South, West Valley City, Utah 84119 (incorporated by reference to Exhibit 10.80 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1994 as originally filed).     PAGE NO. -
N/A

(10.81)     Franchise Agreement dated November 26, 1993 between Big O
Tires, Inc and CAPS Tire Limited Liability Company for the Retail Store located at 8151 East Arapahoe Road, Englewood, Colorado 80112 (incorporated by reference to Exhibit 10.81 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as originally filed). PAGE NO. - N/A

(10.82)     Form of Confidentiality Agreement signed by dealers dated
October 19, 1994 (incorporated by reference to Exhibit 10.82 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.83)     Ultimate Net Loss Agreement dated November 30, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.83 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.84)     Inventory Financing Agreement together with a Demand Note
dated September 30, 1994, by and between The Kelly-Springfield Tire Company and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc. (incorporated by reference to Exhibit 10.84 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).    PAGE NO. - N/A

(10.85)     Supplemental Executive Retirement Plan dated December 7,
1994, by Big O Tires, Inc., effective January 1, 1994 (incorporated by reference to Exhibit 10.85 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1994 as originally filed).   PAGE NO. -
N/A

(10.86)     Forms of Stock Appreciation Rights Agreement dated February
15, 1995, between Big O Tires, Inc. and the Members of the Chief
Executive Office (incorporated by reference to Exhibit 10.86 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO. - N/A

(10.87)     Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc. and John E. Siipola (incorporated by reference to Exhibit 10.87 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1994 as originally filed).   PAGE NO. -
N/A

(10.88)     Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.88 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1994 as originally filed).     PAGE NO. -
N/A

(21.1)     Big O Tires, Inc. Subsidiaries (incorporated by reference to
Exhibit 21.1 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
December 31, 1994 as originally filed).    PAGE NO. - N/A

(23.1)     Consent of Deloitte & Touche.     PAGE NO - 23

(24.1)     Powers of Attorney executed by each of the Directors of Big O
Tires, Inc.(incorporated by reference to Exhibit 25.1 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1994 as
originally filed).     PAGE NO - N/A

(27.1)     Big O Tires, Inc.'s Financial Data Schedule (incorporated by reference to Exhibit 27.1 to Big O Tires, Inc.'s Form 10-K for the
fiscal year ended December 31, 1994 as originally filed).     PAGE NO. -
N/A

(99.1)     October 31, 1994 press release issued by AKH Company, Inc., a
California based retail tire chain, doing business as "Discount Tire Centers" and "Evans Tire Service Centers" (incorporated by reference to
Exhibit 99.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated
September 30, 1994).     PAGE NO. - N/A

(99.2)     November 1, 1994 press release issued by Big O
Tires,Inc.(incorporated by reference to Exhibit 99.2 to Big O Tires,
Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).    PAGE
NO. - N/A

                                                         Exhibit 23.1



                          INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-36802, Registration Statement No. 33-41875, and Registration Statement No. 33-42021 of Big O Tires, Inc. on Forms S-8 of our report dated March 13, 1995, appearing in this Annual Report on Form 10-K of Big O Tires, Inc. for the year ended December 31, 1994.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP



Denver, Colorado
March 29, 1995