Form 10-Q
period 1995-09-30
BIG O TIRES INC
filed 1995-11-13
CIK 718082

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                                 FORM 10-Q

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE  ACT  OF 1934

          For the quarterly period ended September 30, 1995

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________.

Commission File Number:  1-8833


                         BIG O TIRES, INC.
     (Exact name of registrant as specified in its charter)

          NEVADA                         87-0392481
     (State or other juris-             (I.R.S. Employer
     diction of incorporation)          Identification No.)



     11755 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO          80111
          (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number including area code:  (303)  790-2800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No [ ]

The number of shares of registrant's common stock outstanding on November 10, 1995 was 3,317,840.

The total number of pages is 69.

                           BIG O TIRES, INC.
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (000s)

                                        September 30,              December 31,
                                        1995                       1994
                                        -------------              ------------
                                        Unaudited
                                        -------------
ASSETS
-------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents               $    854                  $   4,882
 Trade accounts receivable, net of
   allowance for doubtful accounts         12,533                      8,165
 Other receivables                          1,015                      2,905
 Current portion of notes receivable          631                        733
 Inventories                               17,751                     14,219
 Deferred income taxes                      2,300                      2,126
 Other current assets                         480                        688
                                          -------                   --------
   Total current assets                    35,564                     33,718
                                          -------                   --------

NOTES RECEIVABLE, net of current portion    2,769                      3,193
                                          -------                   --------

PROPERTY, PLANT and EQUIPMENT              23,969                     17,177
 Less accumulated depreciation
    and amortization                       (4,874)                    (5,146)
                                          -------                   --------
                                           19,095                     12,031
                                          -------                   --------
INTANGIBLE AND OTHER ASSETS:
 Distribution rights                        8,869                      9,077
 Equity in joint ventures and
    unconsolidated subsidiaries               887                      1,129
 Other                                      2,662                      2,820
                                          -------                   --------
                                           12,418                     13,026
                                          -------                   --------

     TOTAL ASSETS                        $ 69,846                   $ 61,968
                                          -------                   --------
                                          -------                   --------


       -See notes to consolidated financial statements-

                           BIG O TIRES, INC.
                      CONSOLIDATED BALANCE SHEETS
                      ---------------------------
                              (000s)

                                        September 30,              December 31,
                                        1995                       1994
                                        -------------              ------------
                                        Unaudited
                                        -------------
CURRENT LIABILITIES:
 Accounts payable                       $   5,418                  $   650
 Accrued expenses                           2,525                    2,485
 Warranty reserve                           4,225                    3,850
 Current portion of long-term debt
   and capital lease obligations            1,643                    2,066
                                          -------                   --------
       Total current liabilities           13,811                    9,051
                                          -------                   --------
LONG-TERM DEBT AND CAPITAL LEASE
 OBLIGATIONS, net of current portion       17,376                   15,906
                                          -------                   --------
OTHER LONG-TERM LIABILITIES                 1,311                    1,433
                                          -------                   --------
EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATIONS     188                      449
                                          -------                   --------

SHAREHOLDERS' EQUITY:
 Common stock                                 335                      334
 Capital contributed in excess of par      15,445                   15,418
 Retained earnings                         21,864                   20,419
                                          -------                   --------
                                           37,644                   36,171
 Less:  Employee stock ownership
          plan obligations                   (188)                    (449)
        Deferred stock grant compensation    (175)                    (472)
        Treasury stock                       (121)                    (121)
                                          -------                   --------
                                           37,160                   35,129
                                          -------                   --------
   TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY              $ 69,846                 $ 61,968
                                          -------                   --------
                                          -------                   --------


       -See notes to consolidated financial statements-

                              BIG O TIRES, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                 (000s except for share and per share amounts)


                             For the three months              For the nine months
                             ended September 30,               ended September 30,
                             ---------------------             ----------------------
                             1995             1994             1995              1994
                             ------------     -----------      -------------     ------------
NET SALES:
 Product and franchising     $     39,551     $    36,652     $     103,142     $     94,132
 Real estate                        1,191              --             4,530               --
                             ------------     -----------      -------------     ------------
                                   40,742          36,652           107,672           94,132
                             ------------     -----------      -------------     ------------
COST OF SALES:
 Product and franchising          31,662           29,091            80,412           72,203
 Real estate                       1,128               --             4,325               --
                             ------------     -----------      -------------     ------------
                                  32,790           29,091            84,737           72,203
                             ------------     -----------      -------------     ------------
GROSS PROFIT:
 Product and franchising           7,889            7,561            22,730           21,929
 Real estate                          63               --               205               --
                                   7,952            7,561            22,935           21,929
                             ------------     -----------      -------------     ------------
EXPENSES, net:
 Selling & administrative          5,035            4,668            14,672           14,772
 Product delivery expense          1,032              908             2,973            2,218
 Interest expense                    366              510             1,199            1,177
 Shareholder proposal expense        419              246               967              345
 Loss on sale or closure
   of retail stores                  217              209               312              911
 Warehouse consolidation costs        --               --               320               --
                             ------------     -----------      -------------     ------------
                                   7,069            6,541            20,443           19,423
                             ------------     -----------      -------------     ------------
INCOME BEFORE INCOME TAXES           883            1,020             2,492            2,506
                             ------------     -----------      -------------     ------------

PROVISION FOR INCOME TAXES:
 Current                             433              537             1,221             1,429
 Deferred                            (61)            (116)             (174)             (377)
                             ------------     -----------      -------------     ------------
                                     372              421             1,047             1,052
                             ------------     -----------      -------------     ------------

NET INCOME                     $     511        $     599       $     1,445       $     1,454
                             ------------     -----------      -------------     ------------
                             ------------     -----------      -------------     ------------

EARNINGS PER SHARE            $      .15        $     .18       $       .43       $       .44
                             ------------     -----------      -------------     ------------
                             ------------     -----------      -------------     ------------

WEIGHTED AVERAGE SHARES AND
COMMON STOCK EQUIVALENTS
OUTSTANDING                    3,380,116        3,358,696         3,377,083         3,337,539
                             ------------     -----------      -------------     ------------
                             ------------     -----------      -------------     ------------


       -See notes to consolidated financial statements-

                                BIG O TIRES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)

                                                                              For the nine months
                                                                              ended September 30,
                                                                          --------------------------
                                                                          1995             1994
                                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $   1,445        $   1,454
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                                                945              913
   Amortization of intangibles                                                  302              350
   Cash flows from changes in working capital                                (1,031)          (6,058)
   Other                                                                       (209)             848
                                                                          ----------      ----------
    Total adjustments                                                             7           (3,947)
                                                                          ----------      ----------
    NET CASH PROVIDED (USED)
    BY OPERATING ACTIVITIES                                                   1,452           (2,493)
                                                                          ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in notes receivable                                                  (139)            (509)
 Payments received on notes receivable                                        1,198              937
 Proceeds from sales of property and equipment                                2,999            1,186
 Equity investments in affiliates                                              (111)            (160)
 Purchase of property and equipment                                          (9,376)          (3,419)
 Purchase of Company-owned retail stores                                       (141)             410
 Increase in retail store construction in progress                           (1,034)              --
 Sale of Company-owned retail stores                                             --               51
 Acquisition of property held for resale                                         --              (84)
                                                                          ----------      ----------
    NET CASH USED BY
    INVESTING ACTIVITIES                                                     (6,604)          (2,408)
                                                                          ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                     3,009           14,548
 Principal payments on long-term debt and capital lease obligations          (1,993)          (5,807)
 Proceeds from sale of common stock and stock options exercised                 108               96
                                                                          ----------      ----------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                                      1,124            8,837
                                                                          ----------      ----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                    (4,028)           3,936

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                        4,882            1,113
                                                                          ----------      ----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                          $     854      $     5,049
                                                                          ----------      ----------
                                                                          ----------      ----------


     -See notes to consolidated financial statements-

                                    BIG O TIRES, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                          (000s)


                                                        For the nine months
                                                        ended  September 30,
                                                        ----------------------
                                                        1995          1994
                                                        ---------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

 Cash paid during the period for:
  Interest                                               $  1,312     $  1,100
  Income taxes                                              1,186        1,392


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

 Accounts receivable transferred to long-term
  notes receivable                                            533          203
 Equity investments in affiliates                              --           55
 Inventories received in satisfaction of long-term
  notes receivable                                             --          454
 Common stock issued as unearned compensation                  --          520
 Decrease in employee stock ownership plan obligations        261          536
 Restricted stock grants canceled                              80           --


     -See notes to consolidated financial statements.

                              BIG O TIRES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                          FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1995 AND 1994
                                  UNAUDITED

NATURE  OF BUSINESS AND  SIGNIFICANT ACCOUNTING  POLICIES:

REFERENCE  TO ANNUAL  REPORT:

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994, since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These interim financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

STOCK OPTION PLAN:

On January 1, 1995, the Company granted options for 4,943 shares of the Company's $.10 par value common stock ("Common Stock") to certain directors and employees who elected to participate in the Company's Director and Employee Stock Option Plan ("Plan"). As of September 30, 1995, the liability for the options granted on January 1, 1995 pursuant to the Plan was approximately $58,000.

STOCK APPRECIATION RIGHTS:

In February 1995, the Company's Board of Directors granted Stock Appreciation Rights ("SAR") to each of the three members of the Office of the Chief Executive. Each SAR agreement grants 100,000 share equivalent units, each of which represents an equal undivided interest in the future appreciation in the value of a share of the Company's Common Stock on the exercise date. As of September 30, 1995, no liability exists as a result of the SARs because the value of the Common Stock was less than the base value, as defined in the agreement.

In July 1995, the three members of the Office of the Chief Executive signed a letter agreement stating, among other things, that the SAR agreements would terminate and they would forfeit the unexercised SAR's as to all units, vested and non-vested, if and when the proposed merger, described below, takes place, subject to certain other conditions.

CREDIT FACILITY:

On January 23, 1995, the Company replaced its previously existing credit facility with a $20 million Revolving Credit Agreement which expires January 22, 1998. Borrowings under the agreement (limited to a portion of eligible collateral) were $5,725,000 at September 30, 1995. The agreement contains various covenants and restrictions (including a restriction which precludes the payment of cash dividends or the return of capital to shareholders) with which the Company was in compliance at September 30, 1995.

SENIOR SECURED NOTES:

In April 1994, the Company sold 8.71% Senior Secured Notes in the aggregate principal amount of $8,000,000, at par, which will mature in 1998 - 2004. The notes are collateralized by a deed of trust on land and buildings located in Nevada and Idaho.

UNEARNED  STOCK COMPENSATION:

On August 5, 1994, the Company made restricted stock grants for 28,478 shares (net of subsequent cancellation of 5,188 shares) of the Company's Common Stock and granted options for an additional 41,942 shares of the Company's common stock to certain officers in accordance with the Company's Long Term Incentive Plan ("LTI Plan").

In connection with the restricted stock grants, compensation expense is being recognized over a vesting period of three to five years in accordance with the provisions of the LTI Plan. Compensation expense recognized for the three and nine months ended September 30, 1995, was approximately $56,000 and $216,000, respectively.

FRANCHISE AND ROYALTY FEES:

The Company receives initial franchise fees and continuing royalty fees from its franchised Big O dealers. The initial franchise fees and continuing royalty fees were $1,924,000 and $5,317,000 for the three and nine months ended September 30, 1995, respectively, and $1,867,000 and $4,952,000 for the three and nine months ended September 30, 1994, respectively.

SHAREHOLDER PROPOSAL EXPENSE:

At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution calling for the Company to engage an investment banker to evaluate all alternatives for enhancing the values of the Company. Action pursuant to this proposal led to the Company entering into a merger agreement with a group of the Company's franchised dealers and senior managers of the Company on July 24, 1995. The cost associated with the implementation of the shareholder proposal for the three and nine months ended September 30, 1995 was $419,000 and $967,000, respectively.

EARNINGS PER SHARE:

Earnings per share is computed using the weighted-average number of outstanding shares during each period presented. Common stock equivalents are included but did not have a material effect on the computation.

LITIGATION:

As a franchisor and wholesale distributor, the Company licenses the use of its trade names, service marks and trademarks to the Company's franchisees and other licensees and distributes tire products manufactured by the Company's suppliers ("Suppliers") under the Company's trade names and trademarks. As a result, the Company has been named as a defendant in a number of lawsuits alleging negligent acts and/or omissions by the Company's franchisees of alleged defective workmanship and/or materials of the products produced by the Suppliers. As of September 30, 1995, there were 35 such lawsuits pending in which the Company was named as a defendant. Of those 35 lawsuits, only two directly involve the Company. The other 33 involve franchisees of the Company or alleged tire failures of its Suppliers. In most of the 35 lawsuits in which the Company is named as a defendant, the claims for damages are not specific. It is possible that a judgment may be rendered against the Company in one or more of these lawsuits but the Company is unable to estimate the amount of any such possible judgments. Over the past five years, the judgments that have been rendered against the Company and settlements made by the Company in lawsuits similar to the 35 lawsuits have not resulted in material losses to the Company. Therefore, based upon such history, the Company does not believe that the Company will suffer any material loss as a result of the 35 lawsuits pending against the Company on September 30, 1995.

The Company requires that both the Company's franchisees and Suppliers indemnify and protect the Company against claims resulting from the alleged negligent acts and/or omissions of the franchisees and the alleged defects in workmanship and/or materials of its Suppliers. In addition, the Company carries its own insurance. The 33 lawsuits referred to above are being defended by attorneys who have been retained by the applicable insurance companies and the Company is not actively involved in the defense thereof. Historically, the Company has been able to rely upon its franchisees and Suppliers and their insurance carriers to defend, protect and indemnify the Company against such types of lawsuits. Accordingly, even if a judgment is rendered against the Company in any of these lawsuits, because of the insurance and indemnities described above, management does not believe that the Company would incur any loss as a result of any such judgment.

The Company is also a defendant in eight additional lawsuits which are incidental to the Company's business and for which the Company does not believe it is liable, but which are not covered by insurance. Thus, the Company is directly and actively involved in its own defense and has sufficient information to form a judgment on the likely outcome and exposure of such cases. Based on this analysis, the Company believes that the ultimate outcome of these cases will not have a material adverse effect on the Company's financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


LIQUIDITY AND CAPITAL RESOURCES:

SHAREHOLDER PROPOSAL

In June 1994, the shareholders adopted a proposal requesting the Company to engage an investment banker to evaluate all alternatives to enhance the values of the Company. In implementing this shareholder proposal, the Board of Directors established the Investment Committee of the Board which retained PaineWebber Incorporated ("PaineWebber") to fulfill this shareholder proposal.

In June 1995, the Company's Board of Directors approved in principle a proposal to recommend to the Company's shareholders that the shareholders sell at a price of $16.50 per share to a group consisting of a group of the Company's franchised dealers and senior managers (the "Acquisition Group"). In July 1995, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with BOTI Holdings, Inc. and BOTI Acquisition Corp., (collectively "Purchaser"), companies formed by the Acquisition Group to accomplish the merger. The Merger Agreement is subject to approval of the Company's stockholders. Among other conditions, the consummation of the merger was also subject to the receipt of fairness opinions, the Acquisition Group obtaining acceptable financing, participation in the acquisition by not less than 80% of the shares held by the Company's ESOP and participation in the acquisition by not less than 85% of the franchised Big O Tire stores as of the date of the Merger Agreement. In August 1995, the Purchaser presented to the Investment Committee of the Board of Directors evidence of financing commitments subject to various contingencies, the fulfillment of which would occur in the future. The Investment Committee reviewed the financing commitments obtained by the Purchaser and determined that financing commitments existed, in the aggregate, for amounts sufficient to provide funds to pay the merger consideration at that time. However, the financing contingency was not removed. In October 1995, the Company received notice that the Purchaser advised the Company that dealers owning 82% of the Company's franchised tire stores, as of the date of the Merger Agreement, elected to participate indirectly in the acquisition of the Company. The Purchaser advised the Company that while 82% is less than the percentage specified in the Merger Agreement, such percentage was sufficient to enable the Purchaser to proceed with satisfying certain financing contingencies and other conditions of closing in the Merger Agreement and the Purchaser waived the 85% contingency.

The Merger Agreement remains subject to approval by the Company's stockholders and to the contingency that at least 80% of the shares held by the ESOP participate in the acquisition.

By its terms, the Merger Agreement puts certain constraints on the Company's conduct of business pending the merger. These constraints provide that neither the Company nor any of its subsidiaries shall take any action except in the ordinary course of business and consistent with past practices. The Merger Agreement also provides that any one member of a management committee, consisting of the Chairman and Vice Chairman, and representatives of the Purchaser, the President and the Executive Vice President of the Company, has the right to object to expenditures, contingent liabilities or the acquisition or disposition of assets which exceed $100,000 prior to the Company entering into such transaction. If the management committee cannot then unanimously agree to such expenditures or asset disposition or acquisition, the Merger Agreement provides that approval may be obtained in writing from the Company and from BOTI Holdings, Inc.

It is estimated that the expenses incurred by the Company in connection with the merger will be approximately $1,400,000 in the aggregate, comprised of approximately $11,000 for filing fees, $950,000 for financial advisory fees, $350,000 for legal fees, $48,000 for solicitation expenses, $25,000 for directors' fees and expenses, and $16,000 for miscellaneous expenses. In addition, the Company has agreed to reimburse the Purchaser up to $750,000 for its costs and expenses in structuring the merger and $217,000 for expenses incurred in arranging the financing of the merger. Costs incurred for the three and nine months ended September 30, 1995, were $419,000 and $967,000, respectively.

Should the merger be approved, the Company anticipates that the surviving corporation will require additional cash, including approximately $1.2 million to retire the current senior notes and replace them with other financing, approximately $2.0 million for fees associated with new debt financing, $300,000 for severance fees payable to two current officers who are not participating in the acquisition, $750,000 for investment banker fees for the Purchaser, and $250,000 in shareholder costs. Additionally, approximately $750,000 will be required to cancel stock options held by current directors and employees.

WORKING CAPITAL

At September 30, 1995, the Company had $21,756,000 in working capital (defined as current assets less current liabilities), which represented a net decrease of $2,911,000 from December 31, 1994. Primary uses of working capital included the purchase of the Las Vegas distribution facility for $7,972,000, purchase of equipment of $1,404,000, and principal payments on long-term debt and capital lease obligations of $1,992,000. These uses were partially offset by working capital derived from borrowings on the Company's line of credit and other long-term debt of $3,009,000, proceeds from sales of property and equipment of $2,999,000 and working capital provided by operations of $1,452,000.

The Company's net trade receivables at September 30, 1995, increased by $4,368,000 as compared to December 31, 1994. This increase resulted from the effect of opening nine new stores (net of closures) during the first nine months of 1995, normal seasonal increases, and continued success of the Company's Cost-U-Less -TM- marketing program.

Inventories at September 30, 1995, increased by $3,532,000 as compared to inventories at December 31, 1994. This increase resulted primarily from higher inventory levels needed to support the increased sales due to the impact of the nine additional stores opened during the first nine months of 1995 and the normal seasonal increase in stocking levels to provide an adequate supply of products to meet anticipated higher sales volumes which normally occur during the fourth quarter of each year. Accounts payable at September 30, 1995, increased $4,768,000 from December 31, 1994, as a result of the increased inventory levels and extended payment terms on snow tires offered by the Company's primary supplier.

LAS VEGAS RSC CONVERSION

In May 1994, the Company closed its Regional Service Center ("RSC") in Vacaville, California, and consolidated its operations into the Ontario RSC. The Vacaville warehouse was leased to an unrelated third party. In July 1995, the Company sold this warehouse facility. The cash proceeds from the sale were used to reduce the outstanding loan balance with First National Bank of Chicago ("First Chicago"). In March 1995, the Company closed its RSC in Denver, Colorado, and consolidated its operations into the newly opened Las Vegas RSC. The Denver RSC was sold to an unrelated third party in December 1994. (See discussion under "Financial Commitments" below.) Ontario RSC operations were fully converted to the new Las Vegas RSC in May 1995. While the Company is obligated under the lease for the Ontario warehouse through May 1998, it sublet this property to an unrelated third party for the remainder of the lease term starting June 1995.

The results for the nine months ended September 30, 1995, include a $320,000 charge associated with the conclusion of this warehouse consolidation. This charge resulted primarily from the sale of the Vacaville RSC facility at a price less than previously anticipated as well as certain other costs that exceeded expectations.

REAL ESTATE DEVELOPMENT

The Company's real estate development program involves Big O retail store site selection and development by one of the Company's subsidiaries, and the subsequent sale of these developed store sites to Franchisees that qualify for Small Business Administration ("SBA") guaranteed loans. Significant financing is required by the Company, which is planned to be repaid as the SBA guaranteed financing is obtained by the prospective Franchisee. As of July 1995, permanent financing had been approved for ten development projects through AT&T Capital Corporation ("AT&T"). Due to the merger as described above, the agreement with AT&T was terminated in August 1995. While the Company plans on continuing this real estate development program, the extent of this development has been reduced significantly. In connection with this reduction, $125,000 of costs relating to terminated projects was expensed during the third quarter, 1995. The Company anticipates funding future projects through its revolving line of credit, joint ventures or directly with developers.

The Company completed the sales of eight real estate holdings during the first nine months of 1995, including two during the third quarter of 1995. Five of these real estate sales involved projects developed under the Company's real estate development program, one related to a land sale for a site the Company elected not to develop, and two sales related to retail properties previously held as investments that the Company elected to sell.

CAPITAL EXPENDITURES

At September 30, 1995, the Company's subsidiary that is implementing the real estate development program had approximately $3.1 million invested in construction in progress for Big O retail store sites, an increase of $1.1 million since December 31, 1994. Additional capital expenditures are anticipated in connection with these real estate development activities, which are anticipated to be funded through the Company's revolving line of credit, joint ventures or directly with developers.

In February 1995, the Company acquired the Las Vegas RSC at a total cost of approximately $7,972,000. New equipment, including computer hardware and software to operate this facility, will require approximately $1,400,000 in 1995 capital expenditures of which approximately $880,000 has been incurred as of September 30, 1995. The Company is financing this equipment through its existing revolving line of credit.

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

In the fourth quarter of 1994 the Company sold approximately $3 million of long term notes receivable. The Company successfully negotiated the sale of an additional $.8 million of long term notes receivable in July 1995 and approximately $.2 million in October 1995.

Management's discretion with respect to certain business matters is limited by financial and other covenants contained in loan agreements with First Chicago, the senior note holders, Kelly-Springfield Tire Company (a division of The Goodyear Tire & Rubber Company) and other lenders. These covenants, among other things, limit or prohibit the Company from (i) paying dividends on its capital stock, (ii) incurring additional indebtedness, (iii) creating liens on or selling certain assets, (iv) making certain loans, investments, or guarantees,
(v) violating certain financial ratios, (vi) repurchasing shares of its common stock, (vii) making certain capital expenditures, and (viii) merging or selling substantially all of its assets. At September 30, 1995, the Company was in compliance with all of these covenants.

The Company has received notice from the senior note holders that the consummation of the proposed merger will be an event of default, thus creating a covenant violation. It is the Company's understanding that the Acquisition Group is seeking replacement financing at this time. In compliance with the terms of the Merger Agreement, the Company is contacting its other current lenders and lessors where necessary in order to obtain the consents necessary for the consummation of the merger.

The Company's continuing guarantees at September 30, 1995 were comprised principally of the following:

     Retail store financing                $4.1 million
     Notes receivable guarantees            1.6 million
     Real estate lease guarantees           6.0 million
     Employee Stock Ownership Plan           .2 million
     Denver RSC mortgage loan               2.8 million

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

ENVIRONMENTAL ISSUES

The Company and its franchisees are subject to federal and state environmental regulations regarding the disposal of tires and used oil, and the handling and storage of certain other substances. Such regulations have not previously had a material effect on the Company's operations, and management does not believe that they will have a material effect in the future since the Company has adopted a policy of requiring Phase I environmental studies for any new projects or the acquisition of any existing locations before such transactions are consummated.

ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standard (FAS) No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, effective January 1, 1995.
The adoption of this FAS did not have a material effect on the Company's financial position nor results of operations for the nine months ended September 30, 1995.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which is required to be implemented for the Company's fiscal year ending December 31, 1996. The earlier adoption of this FAS would not have materially affected the Company's financial position nor results of operations for the nine months ended September 30, 1995.


RESULTS OF OPERATIONS:

REVENUES

Net sales for the third quarter, 1995 increased by $4,090,000 as compared to the third quarter, 1994 and net sales for the first nine months 1995 increased by $13,540,000 over the first nine months of 1994. The sale of Big O brand units increased by approximately 177,000 units (an increase of 17.5%) during the first nine months of 1995 as compared to the corresponding period for 1994, and the sale of other new tires decreased by approximately 46,000 units (a decrease of 12.5%) during the same period. The average selling price of Big O brand units increased by $0.15 per unit (an increase of 0.3%) for the first nine months of 1995 as compared to the first nine months of 1994. The average selling price of other new tires decreased by $0.57 (a decrease of 1.5%) during the first nine months of 1995 as compared to the corresponding period in 1994. This decrease was in response to increased competition in the industry and came in spite of announced industry price increases.

Net sales for the third quarter of 1995 increased $4,090,000 as compared to the third quarter of 1994, of which $1,191,000 related to the sale of two Company developed real estate projects during the third quarter 1995. Other increases included an increase of $1,123,000 in sales to existing dealers, sales to new franchisees of $1,840,000 and an increase in royalty revenues of $57,000. These increases were partially offset by a decrease of $487,000 which resulted from the closing of franchisee retail stores which were operating during the third quarter of 1994 but not 1995.

The increase in sales of $13,540,000 for the first nine months of 1995 included an increase of $4,530,000 related to real estate sales, an increase of $4,683,000 in sales to existing dealers, sales to new franchisees of $4,862,000 and an increase of $366,000 in royalty revenues. These increases were partially offset by decreases in sales of $1,132,000 related to the closing of franchised and Company-owned retail stores and $330,000 related to the sale of Company-owned retail stores.

GROSS PROFIT

Gross profit for the third quarter 1995 increased by $391,000 as compared to the third quarter of 1994, including an increase of $63,000 related to real estate sales in 1995. The Company's product and franchising gross margin was 20.0% for the third quarter of 1995 which represented a .6% decrease as compared to the third quarter of 1994. This decrease in gross margin generated a decrease in gross profit of $270,000, which was offset by an increase in gross profit of $598,000 attributable to the higher product and franchising sales volumes. The decrease in gross margin was primarily due to increased warranty and freight expenses during the third quarter of 1995 over the third quarter of 1994.

Gross profit for the first nine months of 1995 increased by $1,006,000 as compared to the first nine months of 1994, including an increase related to real estate sales in 1995. The Company's product and franchising gross margin was 22.0% for the first nine months of 1995, a decrease of 1.3% from the first nine months of 1994. An increase in gross profits of $2,099,000 was attributable to the higher product and franchising sales volumes during the first nine months of 1995 as compared to the same period in 1994. This increase was partially offset by the decrease of $1,298,000 due to the decrease in the gross margin which was primarily related to the Company's Cost-U-Less -TM- marketing program.

NET EXPENSES

Selling and administrative expenses increased $367,000 for the third quarter of 1995 from the third quarter of 1994. This increase consisted primarily of an increase in the provision for bad debts of $282,000, an increase of $125,000 related to costs associated with terminated real estate development projects and an increase of $100,000 related to the writedown in value of one real estate parcel. These increases were partially offset by a decrease in payroll and related expenses of approximately $126,000.

Selling and administrative expenses decreased $100,000 for the first nine months of 1995 as compared to the first nine months of 1994. This decrease was primarily due to decreases related to the sale or closure of Company-owned retail stores and decreases in the Company's proportionate share of joint venture losses. These decreases were offset by increases related to the provision for bad debts, additional costs associated with terminated real estate development projects and writedowns in value for certain real estate projects. Increases in selling and administrative expenses were also associated with closing the Denver and Ontario RSC's and starting up of the new Las Vegas RSC during 1995.

Interest expense decreased by $144,000 for the third quarter of 1995 as compared to the same period for 1994. This decrease was primarily due to interest concessions offered by a subordinated lender which was recorded in the third quarter 1995 and also the assumption by the buyer of the Denver RSC mortgage loan in December 1994. Interest expense for the nine months ended September 30, 1995 decreased by $22,000. This decrease resulted primarily from the elimination of the Denver RSC mortgage loan which was offset somewhat by increased borrowings under the Company's line of credit during the first half of 1995 for increased financing needs for the consolidation of three of the Company's RSC's into the new Las Vegas RSC.


                                  PART II

                             OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

Item 5.     OTHER INFORMATION.

     None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     a.     Exhibits

          The following Exhibits are filed as part of this report and are attached hereto:

         (10.1) Agreement for Purchase and Sale of Joint Interest; Dissolution of Joint Venture; and Continuation of Businesses by Acquiring Joint Ventures dated effective October 1, 1994, by and between Big O Retail Enterprises, Inc., a Colorado corporation ("Seller") and C.S.B. Partnership, a California general partnership ("Purchaser").

         (27.1) Financial Data Schedule for Third Quarter, 1995.

     b.     Reports on Form 8-K

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

     On August 17, 1995, the Company filed a Current Report on Form 8-K dated August 17, 1995, announcing under Item 5 that on August 16, 1995, BOTI Holdings, Inc. and BOTI Acquisition Corp. ("Purchaser") presented to the Investment Committee of the Board of Directors evidence of financing commitments subject to various contingencies, the fulfillment of which would occur in the future. The Investment Committee reviewed and determined that the Acquisition Group's financing commitments, in the aggregate, were for amounts sufficient to provide funds to pay the merger consideration.

     On September 5, 1995, the Company filed a Current Report on Form 8-K, dated September 5, 1995, announcing that on August 31, 1995, the Company agreed to a request made by the Purchaser to extend until October 2, 1995, the date on which the Company or the Purchaser would be able to terminate the Merger Agreement if prior to October 2, 1995, the Purchaser had not satisfied or waived the contingency in the Merger Agreement that required participation in the acquisition by the Company's dealers owning not less than 85% of the franchised Big O Tire stores ("Dealer Participation Contingency"). As a part of the agreement, the Purchaser agreed that the Company could delay incurring additional expenditures with respect to its proxy statement until the Company had been advised that the Dealer Participation Contingency had been satisfied or waived, and the Company was satisfied that a fairness opinion would be received by the participants in the Company's Employee Stock Ownership Plan in connection with the proposed merger. The Company also filed under Item 7 of Form 8-K the Letter Agreement dated August 31, 1995, by and among the Company, BOTI Acquisition Corp., and BOTI Holdings, Inc.

     On October 4, 1995, the Company filed a Current Report on Form 8-K dated October 4, 1995, announcing under Item 5 that on October 2, 1995, the Company agreed to a request made by the Purchaser to extend until October 16, 1995, the date on which the Company or the Purchaser would be able to terminate the Merger Agreement, if prior to October 16, 1995 the Purchaser Group had not satisfied or waived the Dealer Participation Contingency. As part of the agreement, the Purchaser agreed that the Company would agree to no further changes to Section 7.1(f) of the Merger Agreement and the Company could delay incurring additional expenditures with respect to its proxy statement until the Company has been advised that the Dealer Participation Contingency had been satisfied or waived. The Company also filed under Item 7 of Form 8-K the Letter Agreement dated October 2, 1995, by and among the Company, BOTI Acquisition Corp., and BOTI Holdings, Inc.

     On October 18, 1995, the Company filed a Current Report on Form 8-K dated October 18, 1995, announcing that on October 15, 1995, the Company received notice from the Purchaser that the Purchaser elected to waive the Dealer Participation Contingency. The Purchaser advised the Company that dealers owning 82% of the Company's franchised tire stores, as of the date of the Merger Agreement, had elected to participate indirectly in the acquisition of the Company. The Purchaser advised the Company that while 82% is less than the percentage specified in the Merger Agreement, such percentage is sufficient to enable the Purchaser to proceed with satisfying other conditions of closing in the Merger Agreement. The Company also filed under Item 7 of Form 8-K the Letter dated October 15, 1995, from BOTI Acquisition Corp. and BOTI Holdings, Inc.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1995


                                 BIG O TIRES, INC.



                                 By: /s/ John B. Adams
                                     John B. Adams
                                     Executive Vice President,
                                     Principal Financial Officer
                                     and Principal Accounting
                                     Officer

                                    EXHIBIT INDEX



EXHIBIT
                                                        PAGE NO.


(10.1)
Agreement for Purchase and Sale of Joint
Interest; Dissolution of Joint Venture;
and Continuation of Businesses by
Acquiring Joint Ventures dated effective
October 1, 1994, by and between Big O
Retail Enterprises, Inc., a Colorado
corporation ("Seller") and C.S.B.
Partnership, a California general
partnership ("Purchaser").
                                                                    18


(27.1)
Financial Data Schedule for Third Quarter,
1995.
                                                                   69