Form 10-K405
period 1995-12-31
BIG O TIRES INC
filed 1996-04-01
CIK 718082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K



/X/  ANNUAL  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1934  [FEE REQUIRED]
          For the fiscal year ended December 31, 1995
                                       OR

/ /  TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE
          SECURITIES  EXCHANGE  ACT  OF  1934  [NO FEE REQUIRED]
          For the transition period from _____________ to ______________. Commission File Number: 1-8833

                                 BIG O TIRES, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                   87-0392481
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                       11755 East Peakview Avenue, Suite A
                         ENGLEWOOD, COLORADO      80111
              (Address of Principal Executive Offices and Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 790-2800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          $0.10 PAR VALUE COMMON STOCK
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held as of March 26, 1996, by nonaffiliates of the registrant was $40,214,816.

As of March 26, 1996, the registrant had 3,317,840 shares of its $0.10 par value common stock outstanding.

The information required by Part III hereof will be filed either as an amendment to this Annual Report on Form 10-K or it will be filed with the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                                          Total Pages       213.
                                                          Exhibit Index Page 56.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

(a) (1) GENERAL. The primary business of Big O Tires, Inc. (the "Company") is to franchise Big O retail stores ("Retail Stores") and supply Retail Stores with tires and related automotive products. On a limited basis, the Company engages in site selection and real estate development for new Retail Stores and owns and operates Retail Stores. As used herein, the term Retail Stores also includes the Company-owned Retail Stores unless a distinction is warranted for clarification. Each independently owned corporation, partnership and sole proprietorship that has entered into a Franchise Agreement with the Company is hereinafter referred to as a "Franchisee" or collectively as the "Franchisees."

As shown below, at January 31, 1996, the Company had 387 Retail Stores, 382 of which were franchised and 5 of which were Company-owned. The Company also distributes its products at wholesale prices to 37 unaffiliated retail tire stores in British Columbia, Canada (the "Canadian Licensees"), with which the Company has a user agreement.

The Company sells to its Franchisees and Canadian Licensees an exclusive line of premium private label Big O brand passenger, light truck, recreational and high performance tires that are primarily manufactured by The Kelly-Springfield Tire Company (a division of The Goodyear Tire & Rubber Company ("Goodyear")) ("Kelly-Springfield") and by Continental General Tire, Inc. (a subsidiary of Continental AG) ("General"). The Company currently distributes tires, its exclusive ProComp high performance wheels and other automotive products through its Regional Sales and Service Centers ("RSC") located in the states of Idaho, Indiana and Nevada. During the first half of 1995, the Company consolidated two (2) of its RSCs into a single facility located near Las Vegas, Nevada (the "Las Vegas RSC").

The following table sets forth the number of Retail Stores, by marketing region, as of January 31, 1996:


                    REGION                      # OF FRANCHISEE     # OF JOINT VENTURE     # OF COMPANY OWNED          TOTAL
                    ------                        OWNED STORES           STORES *               STORES                 -----
                                                ---------------     -----------------     ------------------
 SOUTHWEST REGION
 (includes Arizona, southern  California,            102                    1                    1                    104
 southern Nevada; and southern Utah)

 WESTERN REGION
 (northern California and western Nevada)             95                    1                    0                     96

 NORTHWEST REGION
 (Idaho, Montana, northern Nevada, Oregon,            77                    1                    2                     80
 Utah, Washington and Wyoming)

 CENTRAL REGION
 (includes Colorado, Nebraska, New Mexico,            70                    0                    0                     70
 Oklahoma, South Dakota, Texas and Wyoming)

 SOUTHEAST REGION
 (includes Indiana, Kentucky and North                35                    0                    2                     37
 Carolina)

 TOTAL                                               379                    3                    5                    387


* THE COMPANY, THROUGH ITS WHOLLY-OWNED SUBSIDIARY, BIG O RETAIL ENTERPRISES, INC., A COLORADO CORPORATION, HAS ENTERED INTO RETAIL JOINT VENTURES WITH EXISTING FRANCHISEES SO THAT ADDITIONAL RETAIL STORES COULD BE OPENED AND, IN CERTAIN SELECTED CASES, MAY BUY AN INTEREST IN EXISTING RETAIL STORE(S) THROUGH AN EXISTING JOINT VENTURE. THE COMPANY LOOKS TO ITS JOINT VENTURE PARTNER TO MANAGE THE RETAIL STORE AND TO PURCHASE THE RETAIL STORE FROM THE JOINT VENTURE AFTER THREE (3) YEARS OF OPERATION USING A FORMULA ALLOWING FOR A DETERMINATION OF THE PURCHASE PRICE TO BE PAID TO THE COMPANY.

In 1995, twenty-one (21) Franchisee owned Retail Stores were opened and twelve (12) were closed. The Company acquired one (1) previously franchised Retail Store in the state of Washington, which continues to be operated as a Company owned Retail Store. The Company continues to look to convert existing retail tire stores and retail tire store chains to the Big O system as part of its growth strategy, but has met with limited success using this growth strategy. The Company has not emphasized the use of Company-owned Retail Stores as part of its business, but in certain circumstances the Company may acquire tire stores and/or retail tire store chains as a means to grow its business.

SHAREHOLDER PROPOSAL. At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution requesting the Company to engage an investment banker to explore all alternatives to enhance the value of the Company. In implementing this resolution, the Company's Board of Directors established the Investment Committee of the Board which retained PaineWebber Incorporated ("PaineWebber") to assist in fulfilling this shareholder proposal. In September 1994, the proponent of the June 1994 shareholder proposal, upon invitation by the Board, began assisting the Investment Committee in this process. In December 1994, the Company announced that the Investment Committee had agreed to enter into a period of exclusive negotiations with, and agreed to pay certain expenses of, a group of Company officers, managers and Franchisees ("Dealer-Management Group") that made an offer to acquire the outstanding shares of the Company for $18.50 per share, subject to certain conditions including the Dealer-Management Group's ability to obtain the necessary financing. The proposed transaction would have taken the Company private and was led by the Company's President, other officers and managers and Franchisees acting on behalf of certain of the Company's Franchisees. In February 1995, the Company was notified that the Dealer-Management Group elected not to continue negotiations to acquire the Company due to the difficulties in obtaining commitments for the elements of financing necessary to consummate the acquisition and the inability of the representatives of the Franchisees and management to reach mutual understandings on certain fundamental issues relating to the acquisition.

At the time the Dealer-Management Group withdrew the offer to acquire the Company, the Company was also informed by representatives of management that they continued to be interested in completing a purchase of the Company on mutually agreeable terms to shareholders, management, certain Franchisees and the Board. The Company advised the management representatives that it would consider carefully credible proposals but the Board of Directors would continue to review alternatives to enhance the value of the Company.

In April 1995, the Company received a proposal from the Dealer Management Group to acquire the Company for a cash price of $16 per share and on substantially the same other terms as the December 1994 proposal. The Investment Committee determined not to accept the $16 per share and advised the Dealer Management Group that it would be open to further negotiations at a more favorable price. In June 1995, the Company's Board of Directors approved in principle a proposal to recommend to the Company's shareholders that the shareholders sell at a price of $16.50 per share to a group consisting of a group of the Company's franchised dealers and senior managers (the "Acquisition Group"). In July 1995, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with BOTI Holdings, Inc. and BOTI Acquisition Corp., (collectively "Purchaser"), companies formed by the Acquisition Group to accomplish the merger. The Merger Agreement was subject to approval of the Company's stockholders. Among other conditions, the consummation of the merger was also subject to the receipt of fairness opinions, the Acquisition Group obtaining acceptable financing, participation in the acquisition by not less than 80% of the shares held by the Company's ESOP and participation in the acquisition by not less than 85% of the franchised Big O Tire stores as of the date of the Merger Agreement, which later was reduced to 82%. In March 1996, the Acquisition Group provided the Company a review as to the status of all of these conditions and requested an additional 180 day exclusive period in order to complete the transaction contemplated by the Merger Agreement. On March 13, 1996, the Company terminated the Merger Agreement.

In September 1995, TBC Corporation ("TBC") and certain members of the Acquisition Group discussed TBC's potential interest in acquiring an interest in the Company. In December 1995, TBC expressed its desire to perform due diligence regarding the Company. Effective December 20, 1995, the Company, the Purchaser and TBC entered into an agreement whereby the Company, at the request of the Purchaser, agreed to facilitate TBC's investigation of the Company. The Company also agreed to indemnify TBC against any claims, expenses and costs that TBC may incur by reason of its investigation of the Company and agreed, without making TBC whole for TBC's costs and expenses of investigation, not to solicit or participate in any discussions with or provide any information to any person or group (other than the Dealer Management Group) regarding the acquisition of the Company until the earlier of TBC's announcement that TBC did not wish to acquire the Company or March 20, 1996. TBC and the Company also agreed to hold in confidence nonpublic information received by each from the other. Thereafter, the Company provided information to TBC and its advisors. The Company entered into a Letter of Intent with TBC dated March 13, 1996 relating to TBC's proposed acquisition of all the outstanding shares of the Company in a transaction in which the Company would be merged into a subsidiary of TBC.

Under the terms of the Letter of Intent, Company shareholders would receive a cash price of $16.50 a share, subject to possible reductions based on a final tabulation of transaction costs and other expenses, which the Company does not believe will result in material adjustments, if any. The consummation of the transaction is subject to certain conditions including the execution of a Definitive Merger Agreement by April 15, 1996, unless extended, the Company and TBC complying with any required regulatory filings; the execution of employment agreements between TBC and certain officers of the Company; TBC obtaining financing for the transaction; extensions of certain franchise agreements expiring prior to 2001, and the approval of the merger by the Company's shareholders.

(a)  (2)  INFORMATION REQUIRED FROM REGISTRANTS ON FORM S-1

Not applicable.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

During the three years ended December 31, 1995, over ninety percent (90%) of the Company's revenues, operating profit and identifiable assets have been attributable to one industry segment, i.e., ownership, operation and franchising of Retail Stores and the related wholesale and retail marketing of tires and other automotive aftermarket products to or through such Retail Stores. During this same three year period, less than ten percent (10%) of the Company's revenues, operating profit and identifiable assets have been attributable to the Company's development of real estate sites for Retail Stores through its wholly-owned subsidiary, Big O Development, Inc. ("Development"), and one partnership.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

The Company's principal business is franchising of Retail Stores and supplying these stores with tires and related automotive aftermarket products through the Company's RSCs. The Retail Stores are located primarily in the western United States as indicated on the chart on page 2. The Company also distributes its products to the 37 Canadian Licensees (see "Canadian Operations" on page 6).

The Company has been a member of Summit Tire and Battery, Inc. ("Summit"), an independently owned buying group based in Brandon, Florida, since March 1994. In certain parts of the country, Summit provides the Company exclusive access to the Heritage line of passenger and light truck tires. The Heritage brand is manufactured by Kelly-Springfield.

Subject to certain Company established limitations for development activities, the Company has a real estate development program involving Retail Store site selection and development by one of the Company's subsidiaries, and the subsequent sale of these developed store sites to Franchisees that qualify for Small Business Administration ("SBA") guaranteed loans. In certain instances, the Company may provide subordinated loans (as to collateral) not to exceed $50,000 for the prospective Franchisee to qualify for this SBA guaranteed funding. The Company anticipates that this financing will be repaid to the Company by the Franchisee, amortized over a period not to exceed five (5) years. During 1995, permanent financing had been approved for ten development projects through AT&T Capital Corporation ("AT&T"). The agreement with AT&T was terminated in August 1995. While the Company plans on continuing this real estate development program, the extent
of this development has been reduced significantly.   The Company anticipates
funding future projects through its revolving line of credit, joint ventures or directly with or through developers.

The Company has also assisted in obtaining financing for new Retail Store development with an unrelated third party financing company by providing debt guarantees for joint ventures. The Company also has provided lease guarantees to developers on behalf of Franchisees and straight financing for Retail Stores developed internally.

In February 1995, the Company acquired the Las Vegas RSC at a total cost of approximately $7.7 million. Expenditures for new equipment, including computer hardware and software to operate this facility totaled approximately $1.3 million in 1995. The Company is financing this equipment through its existing line of credit.

(i)  PRODUCTS, SERVICES AND MARKETING.

     FRANCHISE OPERATIONS:

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

     Franchisees are generally required to capitalize their business with $157,500 to $366,600 which covers the initial franchise fee, inventories, equipment, working capital, certain deposits and initial advertising costs. Initial franchise fees range between $7,000 to $21,000 depending on the Company's classification of the prospective Franchisee, as defined in the Franchise Agreement. In addition to the initial franchise fee, all Franchisees are required to pay monthly royalty fees of 2% of each Retail Store's prior month's gross sales, as defined in the Franchise Agreement.

     The Company offers a unique franchise program characterized by high standards, quality products and ongoing support designed to establish and grow successful Retail Stores. Most Franchisees are owner/operators, instead of passive investors. Management believes that a Franchisee's active involvement in the day-to-day operation of a Retail Store enhances its performance. The Company provides (i) training to the Franchisee and its supervisory personnel, (ii) assistance in store design and site and equipment selection, (iii) assistance in store construction and development, (iv) insurance programs, standardized manuals and computerized accounting systems, (v) Big O brand and other approved tires and related automotive aftermarket products, and (vi) continuing support with respect to operations, marketing, merchandising and new product introductions. The Company also promotes regional accounting centers, which may be nonprofit corporations, cooperatives, mutual benefit corporations, or trusts designed to provide assistance to the Franchisees. In an effort to build efficiencies in the Company's franchise program on a national basis, a nationally based advertising fund called Impact Advertising, Inc. ("Impact") is promoted by the Company to collect advertising fees from participating Franchisees and disburse these funds for advertising expenditures, which includes the development of advertising campaigns.
     The Company also provides certain materials, e.g., broadcast and print advertising materials, point of sale materials, equipment, uniforms and other wearables and services to each Franchisee at varying costs and assistance in obtaining financing through unaffiliated financing companies and SBA qualified lenders.

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

     The Company's growth depends to a large measure on its ability to attract, retain and maintain good relationships with Franchisees. Changes in that relationship could cause existing Franchisees to purchase less merchandise from the Company and more from its competitors or to decline to renew their franchises upon expiration. Factors beyond the Company's control may adversely affect the Company's relationship with its Franchisees. In addition, there is no assurance that the Company will be able to continue to attract and retain suitable Franchisees. The Company also loses franchises from time to time due to financial and other problems of Franchisees. Accordingly, while a significant part of the Company's strategy is to increase the number of its franchised Retail Stores, there is no assurance that it will be able to do so. In 1995, six (6) Franchise Agreements expired and two (2) of these franchisees reapplied for a new franchise agreement and were renewed and four (4) were transferred between Franchisees resulting in new Franchise Agreements being executed. During 1996, one (1) Franchise Agreement is due to expire, and in 1997, four

     (4) Franchise Agreements are due to expire, with the remaining Franchise Agreements expiring in the eight years thereafter, including 101 Franchise Agreements which will expire in 1999.

     The Company is developing a master franchise program whereby the Company intends to sell master franchises for specific areas where the master franchisee will be authorized to offer franchises for Retail Stores, be required to provide certain services in the specific area, and have the opportunity to function as a distributor of the Company's products. The Company anticipates that the master franchise program will be used primarily to expand Retail Stores in areas of the eastern United States where the Company does not yet have established franchised stores and distribution, and possibly to expand internationally. As of March 22, 1996, the Company had not sold any master franchises.

     CANADIAN OPERATIONS:

     Since 1962, certain Canadian retail tire stores within the Province of British Columbia, Canada, have been using the Company's trade name and previous versions of the Company's trademarks, logos and colors. As of March 22, 1996, 37 Canadian Licensees have signed user agreements for the Company's new trademark, logo and colors, and efforts continue to sign additional Canadian tire stores. While the Company has invited the Canadian Licensees to become Franchisees under the Company's franchise system, the Canadian Licensees have chosen to look to the Company only as a wholesale supplier.

     During 1995, the Company sold $85,000 in goods to 37 Canadian Licensees. In November 1995, the Company began distributing to the Canadian Licensees through its Boise, Idaho, RSC. Canadian sales were previously being distributed by a subsidiary of the Goodyear Tire and Rubber Company.

     DISTRIBUTION:

     The Company distributes Big O branded passenger and light truck tires, other approved brands of tires and automotive aftermarket products and certain material and equipment used in the operation of Retail Stores. Retail Stores may stock and sell other tires and automotive aftermarket products which have been previously approved by the Company even though such products are not distributed by the Company. The Company does not manufacture any of the products it sells. During 1995, approximately 97% of the Big O branded tires were manufactured by Kelly-Springfield, with the remainder produced primarily by General. The termination of the May 1993 Marketing Agreement provided that General was to continue to discharge its obligation to the Company and its Franchisees under a special warranty program until July 26, 1995. Thereafter, all subsequent adjustments will be subject to General's then current warranty adjustment policy. In 1995, General continued to provide and sell private brand tires, but not Big O brand tires to Tire Marketers Association ("TMA"), a former division of the Company that supplied tires to distributors predominantly based in the eastern United States. Effective March 31, 1995, the Company closed on a cash sale of the assets, trademarks and copyrights of TMA to an unrelated third party. TMA had been an operating division of the Company that marketed non-Big O branded products to retailers outside the Big O system, and was acquired by the Company in June 1993.

     During 1995, the Company continued its membership with Summit, an independently owned buying group. This agreement provides that Summit will provide the Company exclusive access to the Heritage line of passenger and light truck tires, manufactured by Kelly-Springfield.

     In August 1991, the Company entered into a supply agreement with Kelly-Springfield for the manufacture and sale to the Company of Big O branded tires (the "Kelly Supply Agreement"). The term of the Kelly Supply Agreement is a calendar year, which is automatically renewed for the next calendar year unless either party elects to terminate upon three (3) months prior written notice. The Kelly Supply Agreement was automatically renewed for 1993, 1994, 1995 and 1996. Under the Kelly Supply Agreement, the Company is required to provide Kelly-Springfield with monthly non-binding estimates of the Company's tire requirements, by line and type, for the succeeding three months, and on August 1 of each year, an itemized non-binding forecast of the quantities of tires the Company will require during the next calendar year.

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

     BIG O BRAND MARKETING PROGRAM:

     During 1995, the Company continued its Cost-U-LessTM marketing program, a reduction in the cost of Big O brand tires to the Company's Franchisees (with a small reduction in cost from the Company's suppliers). This allowed the Franchisees to offer Big O brand products to retail customers at lower retail pricing which generally allowed the Franchisees to be more competitive in their markets.

     In order to differentiate the Company's products in a commodity market, Big O brand tires are sold with a "Premium Tire Service Policy" and a "Limited Warranty for Free Replacement" (certain exceptions apply to non-recreational vehicle light truck tires).

     The Premium Tire Service Policy provides certain services and products free of charge, which are generally provided at an additional charge from other tire stores. These include free mounting and balancing of the new tires, free wheel weights and new rubber valve stems, free flat repair, free rotations and any necessary rebalancing throughout the Big O brand tire's life.

     The Limited Warranty for Free Replacement provides "no charge" service for mounting, balancing, new valve stems, lifetime rebalancing service, lifetime flat repair service, free rotations and free replacement during the (i) first three years of ownership on certain quality Big O brand tires; (ii) first four years of ownership of certain premium Big O brand tires, and (iii) and the entire life of the tire on certain ultra premium Big O brand tires that fail during the life of the tire tread due to workmanship, material defects or road hazards.

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

     The Company's sales by product in 1995 were as follows (in thousands):

                                                                 % OF TOTAL
                                             UNITS   REVENUES   PRODUCT SALES
                                             -----   --------   -------------
     Big O brand tires                       1,570    $90,795        70%
     Other brand tires                         588    $22,059        17%
     Wheels, shocks and other accessories    1,208    $16,088        13%

     The Company believes that a Franchisee's decision to purchase Big O brand products is based on several factors, including product profitability, knowledge of Big O products, services and programs, the level of product support provided by the Company, and the availability of products that meet the quality demands of the Retail Store's customers. The Company plans to meet these requirements and thereby increase sales of Big O brand products to Retail Stores by continuing to provide (i) a broad line of quality products that command higher margins for Retail Stores and that meet changing consumer demands, (ii) extensive training for store personnel,
     (iii) support of Retail Store operations, marketing, merchandising, and new product introductions, and (iv) upgraded product quality, particularly as measured by the industry's Uniform Tire Quality Grading Standards. Unit sales of Big O brand tires increased by 11.4% in 1995 as compared to 1994, following 1994's Big O brand unit sales increase of 6.5% as compared to 1993.

(ii) STATUS OF PRODUCT OR SEGMENT.

     The Company has made no announcement of, nor has the Company otherwise made public any information about any new product or industry segment requiring investment of a material amount of the Company's total assets or which is otherwise material to the Company's operations, other than its ongoing investment in new product lines to meet Retail Store needs and its consolidation of some of its warehouse facilities.

(iii) RAW MATERIALS.

     The Company does not manufacture any products. The Company orders Big O brand tires anywhere from 18 - 180 days before the beginning of the month in which they are produced. Manufacturers normally produce these tires and ship them directly to the appropriate RSCs thereby eliminating manufacturers' inventories of Big O brand product. Because of the lack of "safety stock," any unforecasted change in sales trends or interruptions in production schedules may result in inventory shortages or outages.

     If the Company should lose Kelly-Springfield as a supplier at a time when there is sufficient production capacity within the tire manufacturing industry, management believes the Company could accomplish a rapid and orderly transition to a new supplier(s). If, however, production capacity were limited, such as was experienced in 1988 and 1989, a change in suppliers could be extremely difficult and could cause the Company to again experience significant product shortages.

     While the Company cannot completely assess the impact on its financial performance if an industry-wide shortage, labor strike or natural disaster should occur, such circumstances might result in higher costs, higher sales prices and possibly lower demand.

     In 1995, the Company received an approximate 3% price increase from its suppliers on tires and other products. The Company has received notice of a possible price increase from its suppliers of tires and other products to be implemented in 1996. However, this increase has yet to be implemented due to the current competitive pressures within the industry. Since price increases are initiated by manufacturers and are then subject to competitive pressures, the original announced increases are sometimes reduced or rolled back. An increase in cost, over a sustained period, may be significant to the overall cost of sales and working capital requirements of the Company, particularly if sales decrease. However, the tire industry in general, and the Company specifically raises prices in response to such increases. As the cost of raw materials increases for all manufacturers, the resulting costs are passed through, in the form of higher prices, to the manufacturers' customers, i.e., distributors and retailers, such as the Company. Such distributors and retailers, in turn, increase their prices, and therefore the price increases are ultimately borne by the consumer.

     Should price increases occur, management believes that these increases will be borne proportionately throughout the industry, as the pricing formula used usually results in percentage margins which actually increase gross profit (dollars) for distributors and retailers.

(iv) PATENTS, TRADEMARKS, LICENSES, AND FRANCHISES.

     At January 31, 1996, the Company had 382 franchised Retail Stores operating pursuant to Franchise Agreements. Please refer to "Products, Services and Marketing" above, for a further explanation of the Company's franchises and "Canadian Operations" above, for a further explanation of the Canadian Licensees. The existence of the Franchise Agreements is of extreme importance to the Company since almost all of the Company's revenue is generated from sales to these Franchisees and from monthly royalty fees.

     The Company is the owner of various United States, Canadian and state trademark and service mark registrations and applications for marks used in connection with the Company's tires and tire retailing concepts. These trademarks and service marks include "Big O", and numerous secondary marks for individual products and advertising slogans.

     The Company is aware that two retail tire companies operating "Big 10" outlets in the states of Alabama, Florida, Georgia, Louisiana and Mississippi have raised issues regarding the Company's use of "Big O" in such areas. After Big 10's national trademark registration expired, Big 10 attempted to obtain reinstatement and the Company has opposed this request. The Company does not currently have any Retail Stores operating in territories served by the other companies and the matter does not affect the Company's ability to use the name "Big O" where currently used. Should the Company begin franchising operations that overlap or are proximate to those served by the Big 10 companies, it is possible that such companies may contest usage of the Company's trade name and trademarks in such areas.

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

(vi) WORKING CAPITAL ITEMS.

     The Company's trade accounts receivable increased by $1,090,000 in 1995. Approximately half of this increase resulted from the increased sales associated with the Cost-U-LessTM marketing program. The remaining increase in receivables balance is associated with slower payments from the Company's customers. As a whole, the tire industry generally sells product on varying extended payment terms, up to 180 days. The standard credit terms extended by the Company to the Retail Stores are 3%/15, 2%/30, COD/31. Through arrangements with manufacturers regarding struts, the Company has arranged terms to encourage Retail Stores to stock sufficient quantities and varieties to meet market demands. For certain items, primarily snow tires, the Company provides extended payment terms similar to those offered by wholesalers.

     Of the Company's $3,171,000 in notes receivable at December 31, 1995, $579,000 relate to the sale of Company-owned Retail Stores to Franchisees. $2,075,000 of these notes receivable relates to trade receivables that have been placed on notes as a financial strategy to maintain sales to financially limited, franchised Retail Stores. By placing these Retail Stores on level monthly payments, and with the development of a business plan for each such Retail Store, management is attempting to assist the Franchisees in reaching financial success while improving repayment options. In 1995, the Company sold approximately $1,014,000 of long term notes receivable.

     The Company targets a 45-day inventory of Big O brand tires, and lesser inventory levels for other tires, wheels, and related automotive aftermarket products. Big O brand inventory levels are greater than those normally carried by tire distributors because of the limited availability due to production scheduling and lack of supplier floor stocks. The Company has and will increase its Big O brand inventory due to anticipated shortages, potential strikes and minimum production runs required by
     suppliers.   In lieu of obtaining extended payment terms generally provided by manufacturers, the Company has negotiated lower net pricing from suppliers. The Company periodically obtains extended payment terms on purchases while maintaining this lower net pricing.

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

     The increase in warranty expense in 1995 appears to have primarily been the result of a higher ratio of road hazard type failures in the current product lines as a percent of production, than was experienced with previous product lines. This higher percent of failure, coupled with increased Big O brand product sales, resulted in a greater number of tires replaced under warranty than was anticipated. The Company does not receive compensation from the manufacturers for road hazard tire failures.

     Subject to Company established limitations, the Company has a real estate development program involving Big O retail store site selection and development by one of the Company's subsidiaries, and the subsequent sale of these developed store sites to Franchisees that qualify for Small Business Administration ("SBA") guaranteed loans. In certain instances, the Company may provide subordinated loans (as to collateral and payment) not to exceed $50,000 for the prospective Franchisee to qualify for this SBA guaranteed funding. The Company anticipates that this financing will be repaid to the Company by the Franchisee, amortized monthly over five (5)
     years.   During 1995, permanent financing had been approved for ten development projects through AT&T Capital Corporation ("AT&T"). The agreement with AT&T was terminated in August 1995. While the Company plans on continuing this real estate development program, the extent of this development has been reduced significantly. The Company anticipates funding future projects through its revolving line of credit, joint ventures or directly with developers. At December 31, 1995, Development had $4,861,000 invested in acquisition and construction in progress for fourteen (14) sites, which was primarily financed from the earlier sale of notes receivable and the Company's revolving credit agreement.

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

(vii) CUSTOMER DEPENDENCE.

     Since the Company primarily sells its products to 382 Franchisees and 37 Canadian Licensees, its customer group is very limited. Of this customer group, the Company does not depend upon a single customer, or a limited number of customers, for its revenues, the loss of any one or more of which would have a material adverse effect on the Company. However, certain Franchisees (and Franchisee groups) continue their individual growth and are becoming more significant customers.

     Approximately 28% of the Company's sales were made to Retail Stores located in the State of California, which includes sales made to the Company's largest Franchisee who is affiliated with 28 Retail Stores. Total California Retail Stores constitute about 38% of the total Retail Stores. As a result, a high portion of the Company's receivables and credit risks are concentrated in California with the result that adverse conditions or adverse publicity affecting retail operations in California could more significantly affect the operating results of the Company than if the stores were more geographically diversified. In addition, at December 31, 1995, receivables and financial guarantees totaling approximately $7,320,000 were associated with six (6) Franchisees who own and operate multiple Big O Retail Stores. Of these six Franchisees, receivables and financial guarantees totaling approximately $3,960,000 were associated with one multiple store owner. Adverse financial results with these Franchisees could adversely affect the Company more significantly than if the credit risks were less concentrated.

(viii) BACKLOG OF ORDERS.

     At March 22, 1996 and March 24, 1995, there were no material backlogs of orders. Any sustained backlog the Company experiences with its suppliers creates a backlog in fulfilling orders from the Retail Stores and Canadian Licensees.

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

     Retail competition comes in the form of price, service, warranty, product performance, product innovation, location or differing variations of each of these issues. Although competition varies by geographic area, the Company believes that it generally has a favorable competitive position in terms of price, product line, value, merchandising, warranty and customer service. With the implementation of the Company's Cost-U-LessTM program and the continuation of the Premium Tire Service Policy and the Limited Warranty for Free Replacement, the Company believes that its marketing programs are equal to or exceed any such programs offered by its competitors.

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

     The competitive conditions for real estate development differ substantially from those the Company faces in the retail tire and franchise markets. The success of the Company's real estate development lies in obtaining sites that can be developed into store facilities that meet Franchisees' requirements at reasonable rental rates or sales prices. Since the prime customers for the Company's real estate development are its Franchisees, development of real estate can affect the growth of Retail Stores. Competition for real estate development comes from many sources, including other retail tire companies, other franchisors, e.g., fast food restaurants and gas stations, other retailers, and other businesses.

(xi) RESEARCH AND DEVELOPMENT.

     The Company does not engage in any significant research and development activities, and no material amount was spent by the Company on research and development activities.

(xii) ENVIRONMENTAL REGULATIONS.

     The Company is subject to the ever expanding purview of federal, state and local environmental laws relating to spillage, noise, air quality and disposal of waste products. The Company believes it is in general compliance with all applicable environmental laws and has adopted a policy of requiring Phase I environmental studies associated with any new real estate projects or the acquisition of any existing locations before such transactions are consummated. The Company is not aware of any requirements to develop environmental control facilities and has not made any material capital expenditures for such facilities and does not anticipate doing so at this time. The Company has periodically been involved with minor clean-ups associated with certain Retail Stores in which the Company has been a tenant or subtenant. Generally, the costs of these clean-ups have not been material. Many states have enacted specific tire disposal laws that, among other requirements, assess fees for each tire disposed and designate specific locations for tire disposal. This impacts the Company, its Franchisees and the retail customers as such costs are usually passed on to the customers.

(xiii) EMPLOYEES.

     At March 22, 1996, the Company employed 210 persons on a full-time basis and 32 persons on a part-time basis.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

Sales to Canadian Licensees totaled $85,000, $72,000 and $994,000, which resulted in gross profits of $17,000, $8,000 and $97,000 in 1995, 1994 and 1993, respectively. In November 1995, the Company began distributing its Big O branded product through its Boise, Idaho RSC, such product was previously being distributed by a subsidiary of The Goodyear Tire & Rubber Company. While distributing Big O branded product through a subsidiary of The Goodyear Tire & Rubber Company, the Company did not recognize sales to its Canadian Licensees. The Company has not maintained any identifiable assets in Canada.

ITEM 2. PROPERTIES

                                                           MORTGAGE
                                                            AMOUNT       # OF STORES
                               SQUARE     OWNED/          (IF ANY) AT       SERVED
 DESCRIPTION/LOCATION          FOOTAGE    LEASED            3/22/96      AT 3/22/96
 --------------------          -------    ------          -----------    ----------
  Boise, Idaho RSC(1)(4)       100,000    Owned           $  - 0 -            117(2)
  New Albany, Indiana RSC(3)    80,000    Owned           $1,350,000           37
  Las Vegas, Nevada RSC(4)(5)  300,000    Owned           $  - 0 -            270


(1) The Company owns, in fee simple, approximately seven acres of land immediately adjacent to this RSC. Of those seven acres, 6.24 acres are under contract to be sold in 1996, leaving approximately .76 acres for expansion.
(2)  Includes distribution to 37 Canadian Licensees.
(3) The New Albany, Indiana, RSC is servicing the Retail Stores located in Indiana, Kentucky and North Carolina. The cost of land acquisition and construction of this facility was $1,985,000.
(4) The Boise, Idaho and Las Vegas, Nevada, properties serve as collateral for $8 million of senior, secured notes sold by the Company in April 1994. The proceeds from these notes were used to pay the previous mortgage on the Boise, Idaho RSC, to pay a term loan with the Company's previous lender, and the balance (approximately $4.2 million) to provide financing for the acquisition of the Las Vegas RSC.
(5) The Las Vegas RSC contains approximately 294,000 square feet of warehouse space and 6,000 square feet of office space. It services the Retail Stores which had been serviced by the Denver, Colorado, and Ontario and Vacaville, California RSCs. The Company continues to own in fee simple, approximately five acres of land immediately adjacent to the Vacaville warehouse facility. In March 1995, the Company closed its RSC in Denver, Colorado, and consolidated its operations into the newly opened Las Vegas RSC. Ontario RSC operations were fully converted to the Las Vegas RSC in May 1995. While the Company is obligated under the lease for the Ontario warehouse through May 1998, it sublet this property in June 1995 to an unrelated third party for the remainder of the lease term.

The Company also has a lease for a 35,000 square foot warehouse and general office space in Santa Ana, California, which was assigned to a joint venture in which a subsidiary of the Company was a 50% joint venture partner. The initial term of this lease expires in October 1996. In 1993, the subsidiary of the Company agreed to sell its 50% interest in the joint venture to the other joint venturer which assumed all obligations under this lease through
1996.   Thus the Company will remain contingently liable for this lease obligation through October 1996.

As of March 15, 1996, the Company is also responsible for leases on approximately sixty-one (61) Retail Store locations, of which thirty-four
(34) locations are subleased to Franchisees or third parties, six (6) locations are operated as Company owned or joint venture Retail Stores and the leases for fifteen (15) Retail Stores are guaranteed by the Company. The Company, in accordance with lease guaranty provisions, is also responsible for the lease obligations on six (6) closed Retail Store locations.

ITEM 3.  LEGAL PROCEEDINGS

As a franchisor and wholesale distributer, the Company licenses the use of its trade names, service marks and trademarks to the Company's Franchisees and other licensees and distributes tire products manufactured by the Company's suppliers ("Suppliers") under the Company's trade names and trademarks. As a result, the Company has been named as a defendant in a number of lawsuits alleging negligent acts and/or omissions by the Company's Franchisees or alleged defective workmanship and/or materials of the products produced by the Suppliers. As of December 31, 1995, there were forty-two such lawsuits pending in which the Company was named as a defendant. Of those forty-two lawsuits, only five directly involve the Company. The other thirty seven involve Franchisees of the Company or alleged tire failures of the Company's Suppliers. In most of the forty-two lawsuits in which the Company is named as a defendant, the claims for damages are not specific.
The Company believes that it is reasonably possible that a judgment may be rendered against the Company in one or more of these lawsuits but the Company is unable to estimate the amount of any such possible judgments. Over the past five years, the judgments that have been rendered against the Company and settlements made by the Company in lawsuits similar to the forty-two lawsuits have not resulted in material losses to the Company. Therefore, based upon such history, the Company does not believe that the Company will suffer any material loss as a result of the forty-two lawsuits pending against the Company as of December 31, 1995.

The Company requires that both the Company's Franchisees and Suppliers indemnify and protect the Company against claims resulting from the alleged negligent acts and/or omissions of the Franchisees and the alleged defects in workmanship and/or materials of its Suppliers. In addition, the Company carries its own insurance. The forty-two lawsuits referred to above are being defended by attorneys who have been retained by the applicable insurance companies and the Company is not actively involved in the defense thereof. Historically, the Company has been able to rely upon its Franchisees and Suppliers and their insurance carriers to defend, protect and indemnify the Company against such types of lawsuits. Accordingly, even if a judgment is rendered against the Company in any of these lawsuits, because of the insurance and indemnities described above, management does not believe that the Company will incur any material loss as a result of any such judgment.

The Company is also a defendant in three additional lawsuits which are incidental to the Company's business and for which the Company does not believe it is liable, but which are not covered by insurance. Thus the Company is directly and actively involved in its own defense and has sufficient information to form a judgment on the likely outcome and exposure of such cases. Based on this analysis, the Company believes that the ultimate outcome of these cases will not have a material adverse effect on the Company's financial statements.

As described in the Company's Annual Report on Form 10-K, for the year ended December 31, 1994, in December 1994, the Company and its nine directors were named in two proposed stockholder class action lawsuits (Knopf vs. Big O Tires, Inc., et al. and Zucker, et al. vs. Big O Tires, Inc.,et al., Second Judicial District Court of the State of Nevada, County of Washoe). By motion filed by plaintiff's counsel, both actions were dismissed without prejudice by the Court on March 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, the Company did not submit any matters to a vote of the Company's security holders.

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


         PERIOD                   HIGH        LOW
         ------                   ----        ---
         01/01/94--03/31/94      16 3/4      12 3/4
         04/01/94--06/30/94      16 3/4      13 1/8
         07/01/94--09/30/94      16 3/4      14 1/2
         10/01/94--12/31/94      17 7/8      15 1/4

         01/01/95--03/31/95      16 1/4      12 7/8
         04/01/95--06/30/95      15 1/4      12 1/2
         07/01/95--09/30/95      15 1/4      12 3/4
         10/01/95--12/31/95      15 1/8      12

________________

(b)  HOLDERS

As of March 22, 1996, the Company had 702 shareholders of record as indicated on the Company's transfer records.

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

                                          FOR THE YEARS ENDED DECEMBER 31
                                          -------------------------------
                               1995        1994       1993       1992       1991
                               ----        ----       ----       ----       ----
Sales                        $142,122    $127,678   $122,960   $119,799   $113,836
Net income                      1,543       2,691      1,595      2,783      1,751
Earnings per share(1)             .46         .80        .47        .80        .50

Cash dividends per share          .00         .00        .00        .00        .00

                                           FOR THE YEARS ENDED DECEMBER 31
                                           -------------------------------
                               1995        1994       1993       1992       1991
                               ----        ----       ----       ----       ----

Working capital(2)            $22,041     $26,836    $11,885    $17,333    $20,661
Total assets(3)                63,394      61,968     56,607     57,679     57,111
Non-current portion of
 long-term debt, obligations
 under capital leases and
 guarantee of ESOP obligation  14,052      16,355     12,012     10,636     16,305

(1) Adjusted to reflect the 1 for 5 reverse split of the Company's $0.10 par value common stock that was effective June 15, 1992.

(2) Working capital for 1994 has been restated to reflect the reclassification of retail stores under development.

(3) Total assets for years prior to 1992 have been restated to reflect the reclassification of vendor receivables to accounts payable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

SALES. Sales in 1995 were $142.1 million which represented an increase of $14.4 million (or 11.3%) over 1994. This increase in sales was primarily due to higher sales of Big O brand tires which resulted from the Company's "Cost-U-LessTM" marketing program that was implemented on July 1, 1994, and $5.5 million of real estate sales. Cost-U-LessTM provided a significant reduction in the cost of Big O brand tires to the Company's Franchisees (with a small reduction in cost from the Company's primary supplier). This allowed the Franchisees to offer Big O brand products to their customers at lower retail pricing which generally enabled the Franchisees to be more price competitive in their markets.

Wholesale sales of Big O brand tires increased by approximately 160,000 units (11.4%) in 1995. This unit increase, combined with an increase in the average selling price of $.75 per unit (1.3%), increased revenues by $10.4 million in 1995. The sale of other new tires decreased by approximately 58,000 units or 9.0% as compared to 1994, resulting in decreased sales of $2.2 million. The sale of wheels, shocks, and other accessories decreased by approximately 131,000 units or 9.8% which was offset by an increase in the average selling price of accessories of $1.62 per unit, thereby increasing revenues by $.4 million in 1995.

During 1995, the Company continued its efforts to improve the operations of its existing Retail Stores and add new stores to its distribution system. During the year, 21 new Retail Stores were reopened or added, but 12 existing Retail Stores were closed. Accordingly, sales to newly opened franchised Retail Stores increased by $5.9 million, sales to previously existing franchised retail stores increased by $3.4 million, and the higher retail sales generated a $.3 million increase in royalty fees. Offsetting these sales increases were reductions in sales of $.3 million at Company-owned Retail Stores, $1.1 million from the closure of nine (9) franchised Retail Stores, and $.3 million from a decrease in other wholesale sales.

The Company also receives royalties from the Extra Care service program at Retail Stores which consists of alignment, brake work, front-end repair, shock absorber and strut replacement, lubrication and oil changes. Extra Care service program royalty fees in 1995 were $2.07 million, up $.07 million or 4.6% from 1994. While these fees continued to increase, they are growing at a slower rate than the Company's overall revenues.

The Company's revenues are dependent on sales to its network of Retail Stores. The continuation of these franchises during the ten year term of each Franchise Agreement is extremely important to the Company as is the renewal of these franchises upon their expiration period. In 1995, six (6) Franchise Agreements expired; two (2) of these were renewed and four (4) were transferred between franchisees resulting in new franchise agreements being executed. During 1996, one (1) Franchise Agreement is due to expire. In 1997, four (4) Franchise Agreements are due to expire.

The Company's Franchisees are independent business operators who are entitled to establish their own policies within certain guidelines established by the Company and who are directly responsible for supervision of their employees. Of the 382 franchised Retail Stores at December 31, 1995, three (3) are owned by partnerships in which a subsidiary of the Company owns a 50% interest but has no managerial control over day-to-day operations. The Company prescribes certain operating procedures in business and ethical standards; however, Franchisees are responsible for complying with these procedures and standards as well as all applicable laws and regulations.

GROSS PROFIT. Cost of goods sold consists primarily of the cost of products and equipment sold and the cost of real estate projects sold. Gross profit in 1995 was $30.7 million, an increase of $.5 million or 1.8% over 1994. Gross profit derived from the sale of real estate projects generated an increase of $18,000. Product and franchising gross profit increased by $.5 million or 1.7% over that of 1994. Increased sales volumes generated an increase in gross profit of $2 million, which was offset by a decrease in gross profit of $1.5 million due to the decrease in gross margin.

The product and franchising gross margin was 22.4% in 1995 as compared to 23.6% in 1994. This decrease in gross margin was primarily due to the increased warranty expenses in 1995 over 1994 and a decrease in margin related to the Company's "Cost-U-LessTM" marketing program. The increase in warranty expense in 1995 appears to have primarily been the result of a higher ratio of road hazard type failures in the current product lines as a percent of production, than was experienced with previous product lines. This higher percent of failure, coupled with increased Big O brand product sales, resulted in a greater number of tires replaced under warranty than was anticipated, resulting in increased warranty expenses in 1995 over 1994.

EXPENSES. Expenses increased by $2.5 million, or 9.6%, to $27.9 million in 1995. An increase in expenses of $1.1 million was associated with the implementation of the shareholder proposal, and increased expenses of $.3 million resulted from costs incurred to consolidate the Company's Colorado and California warehouse operations into a single facility near Las Vegas, Nevada. Expenses decreased $.6 million due to a smaller loss associated with the sale or closure of Retail Stores.

Expenses also increased by $.8 million in product delivery expense which primarily resulted from the additional freight costs associated with the Company's consolidation of its warehouse operations, $.9 million which resulted from an increase in the provision for uncollectible receivables, and $.8 million increased from payroll costs. These increases were partially offset by decreases in financing costs, legal fees and travel and entertainment expenses.

Expenses excluding offering costs, warehouse consolidation costs, shareholder proposal expense, and loss on sale or closure of retail stores ("Operating Expense") in 1995 were 17.8% of net sales, down from 18.6% in 1994. The Company anticipates that Operating Expense in 1996 will decrease due to the consolidation of the Colorado and California warehouse operations into a new distribution facility near Las Vegas, Nevada, which began operations in March 1995. However, increased ownership of Retail Stores may add significantly to the growth of Operating Expense as each store can add as much as $.6 million of Operating Expense annually. While the Company's current strategic plan does not contemplate the operation of additional Company-owned Retail Stores, beyond the five (5) Retail Stores presently in operation, the Company recognizes that it will generally operate some Company-owned Retail Stores until such stores can be sold to Franchisees. In 1994, five (5) Company-owned Retail Stores were sold to Franchisees which resulted in a pretax loss of $.1 million; none were sold in 1995.

The Company's primary growth strategy is to significantly increase the number of franchised Retail Stores. This will cause expenditures for advertising and locating and developing new franchised locations. However, the Company believes that development of these new stores, especially based on its fixed overhead structure, could increase profitability and margins as these fixed costs are spread over more units sold due to increased outlets. To the extent that new store openings do not materialize, these additional expenses may reduce overall profitability and reduce the Company's return on assets.

Interest expense decreased slightly (1.6%) in 1995 to $1.4 million. This decrease resulted primarily from the elimination of the Denver Regional Sales and Service Center (RSC) mortgage loan, which was assumed by the buyer in December 1994. This decrease was offset somewhat by increased borrowings under the Company's line of credit during 1995 and higher interest rates in 1995 compared to 1994.

1994 COMPARED TO 1993

SALES. Sales in 1994 were $127.7 million which represented an increase of $4.7 million (or 3.8%) over 1993. This increase in sales was primarily due to higher sales of Big O brand tires which resulted from the Company's "Cost-U-Less-TM-" marketing program that was implemented on July 1, 1994. Sales to new franchised Retail Stores increased by $5.3 million, sales to existing franchised retail stores increased by $4.1 million, and higher retail sales generated a $.7 million increase in royalty fees. Offsetting these sales increases were reductions in sales of $2.1 million at Company-owned Retail Stores, $1.2 million from the closure of nine (9) franchised Retail Stores, $.9 million from decreased sales to the Canadian licensees, and $1.1 million from a decrease in other wholesale sales. Royalties from the Extra Care service program in 1994 were $2 million, up $.2 million or 10.6% from 1993.

GROSS PROFIT. Gross profit in 1994 was $30.1 million, an increase of $2.5 million or 9.0% over 1993. Gross profit increased $1.1 million due to increased sales volumes, and increased $1.4 million due to the 1.1% increase in gross margin. Also contributing to this 1.1% increase in gross margin was an increase in continuing royalties, additional cash discounts earned, and increased profits associated with price changes. Partially offsetting these increases were additional purchasing incentives provided to Franchisees and a decrease in promotional funds provided by the Company's suppliers.

The gross margin was 23.6% in 1994 as compared to 22.5% in 1993.  An increase of
 .8% in the gross margin was attributable to the increase in sales of Big O brand tires which carry higher gross margins than other tire products.

Warranty adjustment expense decreased by 3.2% in 1994 to $4.7 million. The product quality produced by the Company's present supplier has continued to reduce the Company's financial exposure for workmanship and material warranty claims. In addition, products that have shown excessive adjustments have been discontinued and on-hand inventories have been returned to suppliers for liquidation outside existing market areas or distribution channels.

EXPENSES. Expenses increased by $1.1 million or 4.7% to $25.5 million in 1994. An increase in expenses of $.7 million was associated with the implementation of the shareholder proposal, and increased expenses of $.7 million resulted from an increased loss on the sale or closure of Retail Stores.

Expenses also increased by $.6 million in product delivery expense which primarily resulted from the additional freight costs associated with the Company's consolidation of its warehouse operations in California, $.8 million which resulted from increased promotional expense in connection with the Company's new marketing program, and $.8 million which resulted from the operation of Company-owned Retail Stores. However, these increases were partially offset by a decrease of $1.9 million in expenses related to Company-owned Retail Stores which were sold, and a reduction of $.1 million in the provision for uncollectible receivables. In 1994, five (5) Company-owned Retail Stores were sold to Franchisees which resulted in a pretax loss of $.1 million.

Interest expense increased by 20.2% in 1994 to $1.5 million. Although interest expense decreased due to reduced borrowings resulting from lower working capital requirements, this reduction was offset by an increase in interest expense attributable to an increase in the "prime" rate and, therefore, in the Company's borrowing rate, and the sale of 8.71% Senior Secured Notes in the aggregate principal amount of $8 million in April 1994.

LIQUIDITY AND CAPITAL RESOURCES

SHAREHOLDER PROPOSAL. In June 1994, the Company's shareholders adopted a proposal requesting that the Board of Directors engage an investment banker to evaluate alternatives to enhance the value of the Company. The Board of Directors established the Investment Committee and retained PaineWebber, Incorporated (PaineWebber) to fulfill this shareholder request. The Company has received three offers to acquire the Company, none of which have been completed as of March 22, 1996. The Company is currently negotiating with TBC Corporation
(TBC) pursuant to a letter of intent dated March 13, 1996. In the event that TBC acquires the Company, then the Company's liquidity and need for capital resources may change dramatically, although the exact extent and nature of such changes cannot be predicted at this time. In the event that a transaction is not consummated with TBC, then it is presently expected that the Company will continue its current operations, but accelerate operations to achieve more rapid growth in order to enhance the value of the Company. The Board of Directors is aware of the limited capital resources available while developing strategies and growth plans pursuant to this alternative.

WORKING CAPITAL. The Company's working capital (defined as current assets less current liabilities) decreased by approximately $4.8 million in 1995, finishing the year at $22.0 million. Sources of working capital included earnings, payments received on and sale of notes receivable, and sales of property. Uses of working capital included purchases of property and equipment (most notably the Las Vegas RSC) and principal payments on long-term debt.

Significant changes in the components of working capital consisted of the following:

     i. Trade accounts receivable, net of allowances, increased by $1.09 million. This increase was primarily attributable to the addition of franchise retail stores, increased sales, and slower collections from the Company's customers.

     ii. Other receivables decreased by $2.66 million in 1995, primarily as a result of the change in payment structure and rebates for annual volume bonuses (AVB's) from the Company's primary supplier. This resulted in lower net pricing to the Company, with a corresponding decrease in the AVB.

     iii. Inventories decreased by $.97 million during 1995. A portion of this was attributable to reduced wheel inventories, primarily resulting from the cooperative marketing arrangements with one of the Company's wheel suppliers. In addition, the Company continues its development of ordering systems providing for reduced inventories, but relying more heavily on production commitments from the Company's suppliers.

     iv. Retail Stores under development increased by $2.69 million in 1995, primarily as a result of the real estate development program described below.

     v. Accounts payable increased by approximately $1.23 million. This increase was primarily attributable to the above mentioned change in the AVB rebate from the Company's primary supplier.

     vi. The Company's warranty reserve increased by $.5 million. This resulted from the recognition of future warranty obligations on additional sales volumes.

The Company anticipates that it will meet its 1996 working capital needs through internal generation of funds from operations and from financing available from its primary lender (see EXISTING CREDIT FACILITIES). Financing for the Company's real estate development programs is planned to come from the Company's existing credit facilities and proceeds from sales of real estate generally financed by Small Business Administration (SBA) guaranteed loans (see REAL ESTATE DEVELOPMENT).

The Company transferred $.77 million of accounts receivable to long-term notes receivable in 1995. Such refinancings have been generally successful in assisting financially distressed Franchisees. Nevertheless, this program limits the Company's access to cash that would have been generated from earlier collection of these receivables. The Company sold approximately $1.01 million of notes receivable in 1995. No plans presently exist for the sale of additional notes.

REAL ESTATE DEVELOPMENT. In 1995, the Company moved forward with its Real Estate Development Program. This program was developed to provide store growth while minimizing the need for Company-provided guarantees, particularly as they relate to real estate leases. Required performance under prior real estate guarantees, or leases, resulted in the recognition of $.55 million expense in 1995, which is reported as a component of loss on sale or closure of retail stores.

Under the Company's Real Estate Development Program, the Company secures approved sites, develops such sites with a retail store, and generally, during the development process, secures a Franchisee for ownership of the real estate and business. Generally, such sales are financed through SBA guaranteed loans. In certain instances, the Company has provided, and may continue to provide, subordinated notes in an amount not to exceed $50,000 to the Franchisee to qualify for this SBA guaranteed funding. In addition, certain providers of the SBA funding may require the Company to guarantee the first 12-18 monthly payments pursuant to such loans. The Company executed 6 of these guarantees in 1995, obligating the Company to $.7 million of additional financial guarantees.

At December 31, 1995, the Company's real estate subsidiary had $4.86 million invested in retail stores under development for fourteen (14) sites. These sites were primarily financed from the sale of notes receivable in 1994 and 1995 and the Company's revolving line of credit (Revolver). This program carries considerable developmental risk as the Company will be required to hold these assets, and related liabilities, if the properties cannot be sold.

The Board of Directors has established certain financial limitations for these developmental activities. Accordingly, future development is limited to the extent that funding can be obtained, developed retail store sites sold, and generally, the criteria established by the Board of Directors met.



In 1995, 25 projects were terminated as a result of the Agreement and Plan of Merger dated July 24, 1995 (Merger Agreement). The Company incurred charges totaling $.27 million in 1995 as a result of the termination of these projects. In addition, the Company's commitment for financing from AT&T Capital Corporation (AT&T) was terminated in August 1995. As a result, projects that are retained by the Company are now financed through the Revolver.

The Company sold ten (10) retail store and development sites during 1995.  Two
(2) existing retail stores sites were sold for $.8 million, resulting in a net income of $.09 million. Two (2) land sites were sold for $.5 million, resulting in a net loss of $.21 million. The remaining six (6) sites were developed and sold to franchisees. Gross sales on these sites were $4.2 million, resulting in a net income of $.14 million.

EXISTING CREDIT FACILITIES. The Company's operations are primarily financed through the Revolver with the First National Bank of Chicago (First Chicago). First Chicago provides a $20 million Revolver, which was initiated in January 1995. This loan matures in January 1998. In 1995, the Revolver had a sublimit of $6 million which could be used for construction and permanent financing pursuant to the Real Estate Development Program described above. In 1996, this sublimit was increased to $8 million, and will increase to $10 million for 1997.


As noted above, the real estate and retail store joint venture financing program previously provided by AT&T was terminated in August 1995. Certain prepayments are associated with existing loans maintained under this program, unless an SBA guaranteed loan is placed with AT&T's Small Business Lending Unit. At December 31, 1995, $4.9 million was outstanding under this AT&T facility. $.4 million was included as a liability on the Company's books, with the remaining $4.5 million being a contingent liability of the Company.

Advances from First Chicago are limited to a portion of eligible collateral as defined in the Revolving Credit Agreement and are further reduced by the amount of any outstanding letters of credit issued on behalf of the Company. The Company anticipates that short-term cash needs can be met through this credit facility as well as limited real estate development costs. However, financing through this facility is subject to a formula borrowing base and certain covenant limitations. Financing beyond these needs, principally for capital expenditures, will need to be obtained through other credit facilities.

The Company sold $8 million of senior, secured notes in April 1994, which provide for quarterly interest only payments through July 1998 and then equal principal payments of $333,000, plus interest, per quarter with the unpaid balance due May 2004.

The Company is financing the Indiana RSC with a permanent loan obtained in 1994. This loan amortizes in monthly installments over seven years.

In 1993, the Company borrowed $6 million from Kelly-Springfield to finance the acquisition and retirement of certain common stock and warrants of the Company previously held by General. Payments under this note extend through November 1997 and are based on scheduled principal reductions.

Management's discretion with respect to certain business matters is limited by financial and other covenants contained in the Revolver, loan agreements with AT&T, the senior note holders, and Kelly-Springfield. These covenants, among other things, limit or prohibit the Company from (i) paying dividends on its capital stock, (ii) incurring additional indebtedness, (iii) creating liens on or selling certain assets, (iv) making certain loans, investments, or guarantees, (v) violating certain financial ratios, (vi) repurchasing shares of its common stock, or (vii) making certain capital expenditures. At December 31, 1995, the Company was in compliance with all of these covenants.

PROPOSED FINANCING. Due to the uncertain circumstances resulting from the shareholder proposal, other than SBA guaranteed financing, the Company is currently not pursuing any financing proposals to provide additional financing for the Company's Franchisees.

FINANCIAL COMMITMENTS. The Company has provided financial guarantees on behalf of certain franchised retail stores, which, at December 31, 1995, approximated $8.1 million. The Company has also guaranteed approximately 50% of the balance of notes sold since 1994. At December 31, 1995, this amounted to an additional $2.2 million. Lease guarantees provided to landlords approximated $4.9 million at December 31, 1995.

The Company guaranteed a promissory note on behalf of the Big O Tires, Inc. Employee Stock Ownership Plan (ESOP) in November 1993. The last annual payment under this note is due April 1996, in the amount of $180,000 plus accrued interest. The Company is required to make contributions to the ESOP in an amount equal to such principal and interest payments. The current year contribution is sufficient to meet this debt service requirement.

In 1994, the Company sold its Denver RSC for a down payment, certain rent concessions, and the assignment of the Company's promissory note and mortgage on the facility. The continuing financial obligations under this mortgage were not released, resulting in the Company's continued obligation of $2.7 million. The Company will use a portion of this space for its corporate offices, pursuant to the aforementioned rent concessions, through June 1998.

LAS VEGAS RSC CONVERSION. During the second quarter 1995, the Company completed its announced plan to consolidate three of its RSCs (Vacaville, California, Ontario, California, and Denver, Colorado) into a 300,000 square foot facility located near Las Vegas, Nevada.

In May 1994, the Company closed the Vacaville RSC and consolidated operations into the Ontario RSC. The Vacaville warehouse was leased to an unrelated third party. In July 1995, the land, warehouse, and lease were sold to the tenant. Proceeds from the sale were used to reduce the outstanding loan balance with First Chicago. The Denver RSC operations were converted to the Las Vegas RSC in the first quarter 1995. As noted above, the Denver land and warehouse were sold in December 1994. The operations of the Ontario RSC were converted to the Las Vegas RSC in the second quarter 1995. While the Company is obligated under this warehouse lease until May 1998, the space was sublet to an unrelated third party. This lease commenced June 1995.

CAPITAL EXPENDITURES. In February 1995, the Company acquired the Las Vegas RSC at a total cost of approximately $7.7 million. Additional equipment, computer hardware, and software to operate this facility on a more efficient basis resulted in $1.3 million of capital expenditures in 1995.

Additional capital expenditures are anticipated in connection with real estate development activities as described above. Presently, the proposed expansion of the Boise RSC has been deferred. Management anticipates that significant investments in new computer hardware, software, and other technologies will be required. The Company's 1996 capital budget for this expenditure amounts to $.8 million although it is expected that significant additions in capital expenditures will be required for these and other projects in future years.

ADDITIONAL ISSUES THAT COULD IMPACT LIQUIDITY. Expenses associated with the warranty program offered by the Company have had a significant impact on profitability. Negotiated programs with suppliers have assisted the Company in reducing the financial impact of this warranty program, however many of these agreements with the Company's previous supplier have expired or are limited as to future application. The Company now has 97% of its private brand product produced by Kelly-Springfield and it is anticipated that this percentage will remain over 95% through 1996.

A significant portion of the Company's customers are located in California. The Company continues to add Franchisees in this significant market, but it is also looking to expand retail store development into other states. In 1993, the Company and its Franchisees experienced adverse publicity in the state of California, which may have had an impact on retail sales during 1994 and 1995. Retail sales, and the ability to franchise new locations within California, may be impacted in the future, although the exact extent, if any, cannot be forecast at this time.

Given the continued competitive pressures and the economic environment, most notably in California, the Company has noticed a weakness in collections from its customers. Continued competitive pressures and weak sales environments could cause continued deterioration of collections from its customers, although the exact extent of such problems cannot be predicted.

The Company experienced one environmental issue in 1995, which was settled at a cost of approximately $50,000. The Company has periodically been involved with minor clean-ups associated with certain retail stores in which the Company has been a tenant, subtenant, or guarantor. Generally, the cost of these clean-ups has been less than $10,000, although two situations, including the 1995 clean-up, have each been approximately $50,000. There is no assurance that such environmental remediations can be limited to this amount in the future, if any occur. As a result of environmental concerns, the Company's real estate development strategy requires that all new sites have Phase One environmental studies conducted before the project is approved and the location acquired.

Market risks associated with changes in interest rates could have an impact on the Company's profitability due to the significant amounts of financing tied to variable interest rates. Increases in consumer interest rates could have an adverse effect on the sale of the Company's product to its Retail Stores, since such Retail Stores sell a portion of their products and services to the consumer on credit. The previous credit card system offered through American General Finance, Inc. has been terminated. The Company is recommending to its Franchisees that they work with Norwest Financial as an alternative for such credit sales. There is no assurance that this finance company, or any finance company, will continue to offer an acceptable financing program to the Franchisees.

Lease guarantees and obligations can have a significant financial impact on the Company's operations and cash flows. Over the past two years, the Company has accrued for lease guarantees that have been expensed; however, the cash flow requirements from these leases will continue until each lease has expired. Further, the failure of any Retail Store for which the Company is currently a tenant, subtenant, or guarantor, will result in reduced financial performance and the resulting impact on future cash flows.

SEASONALITY

The Retail Stores experienced some seasonal variation of product sales because tire sales are generally greater during the summer than in the winter months. The Company generally experiences some degree of seasonality, although not to the same extent that Retail Stores do, as the Company maintains sales to certain Retail Stores that offset this trend on a national basis through the sale of such products as snow tires and chains. The Company has historically generated operating losses or lower profits during the first quarter of each fiscal year because of lower sales volumes and higher expenses as a percentage of sales.

INFLATION AND PRICE CHANGES

As a matter of past industry practice, most tire distributors adjust the selling price of inventories when prices increase (decrease) which results in gross profit increases (decreases) associated with the sale of existing inventories at these higher (lower) prices. Management notes that certain "discount" distributors may defer this price increase on their existing inventory in an effort to increase market share. Management has also noted increased price competition among distributors, wherein price increases are not passed onto customers, nor accepted from suppliers.

Price increases contributed approximately $450,000, $360,000 and $90,000 to the Company's gross profits for 1995, 1994 and 1993, respectively. The Company received an approximate 3% price increase from its suppliers on tires and other products in 1995. The Company has received notice of a possible 1996 price increase from its suppliers of tires and other products. Management is unsure as to whether this price increase, if implemented, will be supported by the industry. Since price increases are initiated by manufacturers and are then subject to competitive pressures, management cannot predict any future increases.


ACCOUNTING STANDARDS

ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standard (FAS) No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, effective January 1, 1995. The adoption of this FAS did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1995.

The Financial Accounting Standards Board (FASB) has issued FAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, which is required to be implemented for the Company's fiscal year ending December 31, 1996. At December 31, 1995, the Company did not hold any derivative financial instruments for trading or other purposes, and the Company did not purchase any such instruments during the year then ended. Accordingly, the earlier adoption of this FAS would not have materially affected the Company's financial position or results of operations for the year ended December 31, 1995.

The FASB has also issued Statement of Financial Accounting Standard No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which is required to be implemented for the Company's fiscal year ending December 31, 1996. The earlier adoption of this FAS would not have materially affected the Company's financial position or results of operations for the year ended December 31, 1995.

The FASB has also issued FAS No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION, which is required to be implemented for the Company's fiscal year ending December 31, 1996. The Company is continuing to evaluate the provisions of FAS No. 123 and, as such, has not yet determined the effect the earlier adoption of this FAS would have on the Company's financial position or results of operations for the year ended December 31, 1995.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All Financial Statements and Financial Statement Schedules required to be filed hereunder are listed under Item 14 and are attached hereto following the signature page.

(a) Selected Quarterly Financial Data (unaudited) (in thousands except per share data):


                                               1995
                                           QUARTER ENDED
                      -----------------------------------------------------------
                      MARCH 31       JUNE 30       SEPTEMBER 30       DECEMBER 31
                      --------      --------       ------------       -----------
 Net Sales            $ 29,153      $ 37,777         $ 40,742          $ 34,450
 Gross Profit            6,740         8,243            7,952             7,731
 Income Tax                209           466              372               134
 Net Income                289           645              511                98
 Net Income Per
  Common Share             .09           .19              .15               .03

                                               1994
                                           QUARTER ENDED
                      -----------------------------------------------------------
                      MARCH 31       JUNE 30       SEPTEMBER 30       DECEMBER 31
                      --------      --------       ------------       -----------
Net Sales             $ 26,393      $31,087        $ 36,652           $ 33,546
 Gross Profit            6,285        8,083           7,561              8,202
 Income Tax                152          479             421                898
 Net Income                205          650             599              1,237
 Net Income Per
  Common Share             .06          .19             .18                .37

_________________
(b)  Information about Oil and Gas Producing Activities

Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART III

Items 10 through 13 of this Form 10-K are omitted by the Company and will either be filed as an amendment to this Annual Report on Form 10-K or will be incorporated by reference to the Company's definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders which will be filed with the United States Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  LIST OF FINANCIAL STATEMENTS

The following is a list of financial statements which, along with the auditors' report, accompany this Form 10-K:

     - Independent Auditors' Report - Deloitte & Touche LLP
     - Consolidated Balance Sheets
          December 31, 1995 and 1994
     - Consolidated Statements of Income
          Years Ended December 31, 1995, 1994, and 1993
     - Consolidated Statements of Shareholders' Equity
          Years ended December 31, 1995, 1994, and 1993
     - Consolidated Statements of Cash Flows
          Years ended December 31, 1995, 1994, and 1993
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

(3.2) Third Amendment and Restated Bylaws of Big O Tires, Inc. dated December 5, 1995.

(4.1) Rights Agreement dated as of August 26, 1994, between Big O Tires, Inc. and Interwest Co., Inc., as Rights Agent
          (incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated August 26, 1994).

(4.2) Amendment to Rights Agreement dated as of July 24, 1995, is between Big O Tires, Inc., a Nevada corporation, and Interwest Co., Inc., a Utah corporation (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated July 25,
          1995).

(10.1) 1994 Restatement of Employee Stock Ownership Plan and Trust Agreement of Big O Tires, Inc. (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

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

(10.11) Agreement of Joint Venture of Big O/C.S.B. Joint Venture dated as of June 1, 1992, by and between Big O Retail Enterprises, Inc., a wholly-owned subsidiary of Big O Tires, Inc., and C.S.B. Partnership, a California general partnership (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.12) 1995 Incentive Bonus Plans (incorporated by reference to Exhibit 10.71 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10.13) Purchase Agreement for Private Brand Name Tires between Big O Tires, Inc. and The Kelly-Springfield Tire Co., dated August 16, 1992 (incorporated by reference to Exhibit 10.71 to Big O Tires,
          Inc.'s Annual Report on Form 10-K for the fiscal year ended
          December 31, 1991).

(10.14) Big O Tires, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 55 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.15) Amendment No. 1 to Big O Tires, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 56 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1992).

(10.16) Amendment No. 2 to Big O Tires, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 57 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1992).

(10.17) Agreement of Joint Venture of Big O/S.A.N.D.S. Joint Venture (incorporated by reference to Exhibit 58 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1992).

(10.18) Commitment Letters dated July 22, 1992, from AT&T Capital Corporation (incorporated by reference to Exhibit 64 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1992).

(10.19) Agreement dated as of November 15, 1992, among Peerless Trading Company, Limited, Delaware Liquidators, Inc. dba Trade Center Imports, and Big O Tires, Inc.; Purchase Money Non-Negotiable Promissory Note dated as of November 15, 1992, from Peerless Trading Company, Limited to Big O Tires, Inc.; and amendment dated January 19, 1993 to the Agreement dated November 15, 1992 (incorporated by reference to Exhibit 66 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          1992).

(10.20)   Marketing Agreement for Private Brand Tires between Big O
          Tires, Inc. and General Tire, Inc., dated May 14, 1993
          (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30, 1993).

(10.21) Inventory Financing Agreement between The Kelly-Springfield Tire Company and Big O Tires, Inc. and/or Big O Tire of Idaho, Inc. and/or Big O Retail Enterprises, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 30, 1993).

(10.22) Demand Note in the original principal amount of $6,000,338.67 with The Kelly-Springfield Tire Col. as Holder and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc. as Maker (incorporated by reference to Exhibit 10.50 to Big O Tires, Inc.'s Annual Report on Form 10-K dated April 30, 1993).

(10.23)   Consolidation and Modification Agreement among Big O Tires, Inc.

          (successor in interest to H.R.I., Inc. and Security/Cal, Inc.) and Big O Retail Enterprises, Inc. and C.S.B. Partnership (incorporated by reference to Exhibit 10.51 to Big O Tires, Inc.'s Registration Statement No. 33-65852).

(10.24) Modification of Consolidation and Modification Agreement by and between C.S.B. Partnership and Big O Tires, Inc. (incorporated by reference to Big O Tires, Inc.'s Form 10-K for the year ended December 31, 1993).

(10.25) Registration Rights Agreement dated June 28, 1993, between the Selling Shareholder and Big O Tires, Inc. (incorporated by reference to Exhibit 10.52 to Big O Tires, Inc.'s Registration Statement No. 33-65852).

(10.26) Loan Agreement and Promissory Note in the original principal amount of $155,000.00 with C.S.B. Partnership as Maker
          (incorporated by reference to Exhibit 10.44 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.27) Loan Agreement and Promissory Note in the original principal amount of $70,000.00 with Big O/C.S.B Joint Venture as Maker (incorporated by reference to Exhibit 10.45 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.28) Loan Agreement and Promissory Note in the original principal amount of $75,000.00 with Big O/S.A.N.D.S. Joint Venture as Maker (incorporated by reference to Exhibit 10.46 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.29) Commercial Note and Loan Agreement, Commercial Mortgage and Environmental Certificate between Big O Development, Inc. and National City Bank, Kentucky, and Guaranty Agreement of Big O Tires, Inc. guaranteeing the obligations of Big O Development, Inc. to National City Bank, Kentucky in connection with the borrowing of $1,500,000 for construction of the Company's Regional Sales and Service Center in New Albany, Indiana (incorporated by reference to Exhibit 10.47 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.30) Construction Agreement between Big O Development, Inc. and Koetter Construction, Inc. to construct the Regional Sales and Service Center in Floyd, County, Indiana (incorporated by reference to Exhibit 10.48 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.31) Letter dated January 26, 1994 from General Tire, Inc. to the Company terminating the Marketing Agreement for Private Brand Name Tires between Big O Tires, Inc. and General Tire, Inc. dated May 14,
          1993 (incorporated by reference to Exhibit 10.52 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.32) Purchase Agreement by and between Caps Tire Limited Liability Company and Intermountain Big O Realty for the Big O Tires Retail Store located at 8151 East Arapahoe Road, Englewood, Colorado incorporated by reference to Exhibit 10.53 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.33) Third and Fourth Amendments to Loan and Security Agreement by and between Big O Tires, Inc. and its primary lender (incorporated by reference to Exhibit 10.54 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.34) Limited Partnership Agreement by and between Donald J. Horton, General Partner, Thomas L. Staker, General Partner, and Big O Tires, Inc., Limited Partner, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.56 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.35) Loan Agreement and Guaranty, Promissory Note and Security Agreement with Big O Tires, Inc. Employee Stock Ownership Plan ("ESOP") as Borrower, Big O Tires, Inc., as Guarantor, and Key Bank of Wyoming, as Lender, in connection with the refinancing of the ESOP debt in the amount of $960,000 (incorporated by reference to Exhibit 10.57 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.36) Amendment to Partnership Agreement dated August 25, 1994, by and between Big O Development, Inc., a Colorado corporation, a wholly-owned subsidiary of Big O Tires, Inc. and Mill Creek Associates, Ltd., a Colorado limited partnership (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

(10.37) Agreement dated July 1, 1994, by and between General Tire, Inc., an Ohio corporation and Big O Tires, Inc. (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.38)   Consulting Agreement by and between Big O Tires, Inc., and Horst
          K. Mehlfeldt (incorporated by reference to Exhibit 10.5 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30,
          1994).

(10.39) Letter Agreement dated January 10, 1995, amending the Consulting Agreement by and between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.40) Letter Agreement dated July 12, 1994, by and between Big O Tires, Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit 10.6 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.41) Letter Agreement dated March 23, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.7 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.42) Ultimate Net Loss Agreement dated October 21, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.8 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.43) Fifth Amendment to Loan and Security Agreement by and between Big O Tires, Inc. and its former lender dated April 29, 1994 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.44) Agreement by the Investment Committee of the Board of Directors and the Management/Dealer participants dated December 22, 1994 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 6, 1994).

(10.45) Letter dated December 13, 1994, to the Investment Committee of Big O Tires, Inc. and the Management participants and Dealer representatives (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 6,
          1994).

(10.46) Letter dated February 7, 1995, from the Dealer/Management Group to the Company's Board Chairman (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.47) Agreement between the Company and the Management/Dealer participants dated January 20, 1995 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K

(10.48) Multi-Tenant Lease NNN dated December 1, 1994 between Botac VI Leasing L.L.C., a Utah Limited Liability Company and Big O Development, Inc. (incorporated by reference to Exhibit 10.62 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.49) Assignment and Assumption Agreement dated December 2, 1994 by Big O Development, Inc., Big O Tires, Inc. and Botac VI Leasing, L.L.C. and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.63 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.50) Guarantee Agreement dated December 2, 1994 by Big O Tires, Inc., Big O Development, Inc. and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.64 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.51) Closing Agreement dated December 2, 1994 by Big O Development, Inc., Big O Tires, Inc., Botac VI Leasing, L.L.C., and Allstate Life Insurance Company (incorporated by reference to Exhibit
          10.65 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.52) Commercial Contract to Buy and Sell Real Estate dated March 17, 1994 between Bailey's Moving and Storage and Big O Tires, Inc. (incorporated by reference to Exhibit 10.66 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.53) Confidentiality Agreement dated September, 1994 between Big O Tires, Inc. and Kenneth W. Pavia, Sr. (incorporated by reference to Exhibit 10.67 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.54) Amendment No. 1 to the Big O Tires, Inc. Employee Stock Ownership Plan and Trust Agreement dated September 12, 1994 (incorporated by reference to Exhibit 10.68 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.55) Development Management Agreement dated September, 1994 between Ross Development Management Group, Inc. and Big O Development, Inc. and Big O Tires, Inc. (incorporated by reference to Exhibit
          10.69 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.56) Letter Agreement dated February 20, 1995 terminating the Consulting Agreement between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.57) Commitment Letter dated February 16, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation for real estate financing (incorporated by reference to Exhibit 10.72 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.58) Commitment Letter dated February 16, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation for equipment financing (incorporated by reference to Exhibit 10.73 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.59) Extension letter dated December 9, 1994 between Big O Tires, Inc. and AT&T Commercial Finance Corporation to extend existing lines of credit through December 31, 1995 (incorporated by reference to Exhibit 10.74 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.60) Resignation letter dated February 27, 1995 from Robert L. Puckett (incorporated by reference to Exhibit 10.75 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.61) Resignation letter dated February 24, 1995 from David W. Dwyer (incorporated by reference to Exhibit 10.76 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.62) Revolving Credit Agreement dated January 23, 1995 between Big O Tires, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.77 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.63)
          Consent, Acknowledgement and Access Agreement dated January 23, 1995 between The Bank of Cherry Creek, N.A., Kenneth B. Buckius and The First National Bank of Chicago (incorporated by reference to Exhibit 10.78 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.64) Note Purchase Agreement dated April 27, 1994 between Big O Tires, Inc. and USG Annuity & Life Company and Republic Western Insurance Company (incorporated by reference to Exhibit 10.79 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.65) Franchise Agreement dated October 7, 1994 between Big O Tires, Inc. and OK Tires, Inc. for the Retail Store located at 2830 West 3500 South, West Valley City, Utah 84119 (incorporated by reference to Exhibit 10.80 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.66) Franchise Agreement dated November 26, 1993 between Big O Tires, Inc and CAPS Tire Limited Liability Company for the Retail Store located at 8151 East Arapahoe Road, Englewood, Colorado 80112 (incorporated by reference to Exhibit 10.81 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.67) Form of Confidentiality Agreement signed by dealers dated October 19, 1994 (incorporated by reference to Exhibit 10.82 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.68) Ultimate Net Loss Agreement dated November 30, 1994, by and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.83 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.69) Inventory Financing Agreement together with a Demand Note dated September 30, 1994, by and between The Kelly-Springfield Tire Company and Big O Tires, Inc., Big O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc. (incorporated by reference to Exhibit
          10.84 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.70) Supplemental Executive Retirement Plan dated December 7, 1994, by Big O Tires, Inc., effective January 1, 1994 (incorporated by reference to Exhibit 10.85 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.71) Forms of Stock Appreciation Rights Agreement dated February 15, 1995, between Big O Tires, Inc. and the Members of the Chief Executive Office (incorporated by reference to Exhibit 10.86 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.72) Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc. and John E. Siipola
          (incorporated by reference to Exhibit 10.87 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.73) Letter Agreement dated March 24, 1995, regarding severance package, between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.88 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.74) Letter dated February 7, 1995, from the Dealer-Management Group to the Company's Board Chairman (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.75)   Agreement between the Company and the Management Dealer
          Participants dated January 20, 1995 (incorporated by reference to
          Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.76) Letter Agreement dated January 10, 1995, amending the Consulting Agreement by and between Big O Tires, Inc. and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.77) Purchase Agreement dated March 22, 1995 effective March 31, 1995 by and between Tire Marketers Association, a division of Big O Tires, Inc. and Carr's Tire Service, Inc., a Virginia corporation (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1995).

(10.78) Acquisition Proposal to the Investment Committee of the Board of Directors from certain member of management and a representative of certain Big O Tires, Inc.'s franchisees dated April 6, 1995 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated April 6, 1995).

(10.79) Acquisition Proposal to the Investment Committee of the Board of Directors from certain member of management and a representative of certain Big O Tires, Inc.'s franchisees dated June 2, 1995 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated June 5, 1995).

(10.80) Acquisition Proposal to the Investment Committee of the Board of Directors from certain members of management and a representative of Big O Tire Dealers of America dated June 2, 1995, and signed by the Company on June 7, 1995 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated June 9, 1995).

(10.81) Letter Agreement and Indemnification Agreement dated January 20, 1995, between Big O Tires, Inc. and PaineWebber Incorporated. Acquisition Proposal to the Investment Committee of the Board of Directors from certain member of management and a representative of certain Big O Tires, Inc.'s franchisees dated April 6, 1995 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1995).

(10.82) Three memos from PaineWebber Incorporated to the Company amending certain fees dated June 9, 1995, June 16, 1995 and June 30, 1995 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1995).

(10.83) Letter Agreement between Big O Tires, Inc. and John E. Siipola dated July 21, 1995, pertaining to new severance package terms and terminating the March 24, 1995 Letter Agreement regarding severance (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1995).

(10.84) Letter Agreement between Big O Tires, Inc. and Horst K. Mehlfeldt dated July 21, 1995, pertaining to new severance package terms and terminating the March 24, 1995 Letter Agreement regarding severance (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1995).

(10.85) Letter Agreement between Big O Tires, Inc. and Steven P. Cloward dated July 21, 1995, regarding a modification to Mr. Cloward's severance package (incorporated by reference to Exhibit 10.5 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated June 30,
          1995).

(10.86) Agreement and Plan of Merger dated July 24, 1995, between BOTI Holdings, Inc., a Nevada corporation, BOTI Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of BOTI Holdings, Inc., and Big O Tires, Inc. (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated July 25, 1995).

(10.87) Letter Agreement dated August 31, 1995, by and among Big O Tires, Inc., BOTI Acquisition Corp., and BOTI Holdings, Inc.
          (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated September 5, 1995).

(10.88) Agreement for Purchase and Sale of Joint Venture Interest; Dissolution of Joint Venture; and Continuation of Business by Acquiring Joint Ventures dated effective October 1, 1994, by and between Big O Retail Enterprises, Inc., a Colorado corporation ("Seller") and C.S.B. Partnership, a California general partnership ("Purchaser") (incorporated by reference to Exhibit
          10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1995).

(10.89) Letter Agreement dated October 2, 1995, by and among Big O Tires, Inc., BOTI Acquisition Corp., and BOTI Holdings, Inc.
          (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated October 4, 1995).

(10.90) Letter dated October 15, 1995, from BOTI Acquisition Corp. and BOTI Holdings, Inc., to Big O Tires, Inc. (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated October 18, 1995).

(10.91) Second Amendment to Employee Stock Ownership Plan and Trust Agreement of Big O Tires, Inc., dated ___ November, 1995 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated November 17, 1995).

(10.92) Amendment to Agreement and Plan of Merger dated as of November 14, 1995, between BOTI Holdings, Inc., a Nevada corporation (the "Parent"), BOTI Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of the Parent (the"Purchaser"), and Big O Tires, Inc., a Nevada corporation (the "Company"), and amends the Agreement and Plan of Merger dated as of July 24, 1995 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current Report on Form 8-K dated November 17, 1995).

(10.93) Second Amendment to Employee Stock Ownership Plan and Trust Agreement of Big O Tires, Inc., dated November 14, 1995
          (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 15, 1995).

(10.94)   1996 Incentive Bonus Plans.

(10.95)   Form of Franchise Agreement currently in use.

(10.96) Promissory Note in the original principal amount of $250,000.00 with C.S.B Partnership as Maker and related security documents.

(20.1)    Opinion Letter from PaineWebber Incorporated to the
          Board of Directors of Big O Tires, Inc. dated November 14, 1995 (incorporated by reference to Exhibit 20.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated November 17, 1995).

(21.1)    Big O Tires, Inc. Subsidiaries

(23.1)    Consent of Deloitte & Touche

(25.1)    Powers of Attorney executed by the Directors of Big O
          Tires, Inc.

(27.1)    Big O Tires, Inc.'s Financial Data Schedule.

__________

* All executive compensation plans and arrangements required to be filed as exhibits to the Form 10-K pursuant to Item 601.

(b)  Reports on Form 8-K

     1. On October 4, 1995, the Company filed a Current Report on Form 8-K dated October 4, 1995 announcing under Item 5 that the Company had agreed to a requested extension of the Merger Agreement. The Company also filed under
     Item 7 the Letter Agreement dated October 2, 1995 by and among the Company, BOTI Acquisition Corp., and BOTI Holding, Inc.


     2. On October 18, 1995, the Company filed a Current Report on Form 8-K dated October 18, 1995, announcing under Item 5 that the Company received notice from the Purchaser that the Purchaser elected to waive the Dealer Participation Contingency. The Company also filed under Item 7 the letter dated October 15, 1995 from BOTI Acquisition Corp. and BOTI Holding, Inc.

     3. On November 17, 1995, the Company filed a Current Report on Form 8-K dated November 17, 1995, announcing under Item 5 that the Company received a written opinion from PaineWebber Incorporated stating that as of the date of the opinion, the merger consideration of $16.50 per share was fair from a financial point of view to holders of the Company's common stock. The Company also announced that the Board approval of various amendments to the Company's Stock Ownership Plan and Trust Agreement. The Company also filed under Item 7 the Second Amendment to Employee Stock Plan and Trust Agreement, the Amendment to Agreement and Plan of Merger dated as of November 14, 1995, between BOTI Holdings, Inc. and BOTI Acquisition Corp., and the Company, and the Opinion Letter from PaineWebber Incorporated dated November 15, 1995.

     4. On December 15, 1995, the Company filed a Current Report on Form 8-K/A dated December 15, 1995, amending the Company's Current Report on Form 8-K dated November 17, 1995 for the purpose of filing a corrected version of the Second Amendment to Employee Stock Ownership Plan and Trust Agreement.

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

     Dated:  March 29, 1996
                              BIG O TIRES, INC., a Nevada corporation

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


DATE                NAME AND TITLE                                 SIGNATURE
- -------------------------------------------------------------------------------------
March 29, 1996      John E. Siipola                                JOHN E. SIIPOLA
                    Director, Member of the Office of the
                    Chief Executive and Chairman of the Board

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

                    John B. Adams                                  JOHN B. ADAMS
                    Director and Principal
                    Financial Officer

                    Ronald D. Asher                                RONALD D. ASHER
                    Director

                    Frank L. Carney                                FRANK L. CARNEY
                    Director

                    Everett H. Johnston                            EVERETT H. JOHNSTON
                    Director

                    Robert K. Lallatin                             ROBERT K. LALLATIN
                    Director

                    Ralph J. Weiger                                RALPH J. WEIGER
                    Director

                    C. Thomas Wernholm                            C. THOMAS WERNHOLM
                    Director

March 29, 1996
                              By:  /s/ JOHN B. ADAMS
                                   -------------------------
                                   John B. Adams
                                   Attorney-in-Fact


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of
   Big O Tires, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Big O Tires, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

/s/Deloitte & Touche

Denver, Colorado
March 14, 1996

                                BIG O TIRES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                         (000S EXCEPT FOR SHARE AMOUNTS)



ASSETS                                                        1995       1994
- ------                                                      -------    -------
CURRENT ASSETS:
   Cash and cash equivalents                              $ 1,094    $ 4,882
   Trade accounts receivable, net of
    allowance for doubtful accounts of
    $1,421 in 1995 and $835 in 1994                         9,255      8,165
   Other receivables                                          242      2,905
   Current portion of notes receivable                        515        733
   Inventories                                             13,249     14,219
   Retail stores under development                          4,861      2,169
   Deferred income taxes                                    2,654      2,126
   Other current assets                                       769        688
                                                           ------    -------
        Total current assets                               32,639     35,887
                                                           ------    -------
NOTES RECEIVABLE,
   net of current portion                                   2,656      3,193
                                                             ------    -------

PROPERTY, PLANT AND EQUIPMENT:
   Furniture and equipment                                    7,427      6,021
   Buildings and leasehold improvements                      11,194      7,413
   Land and land improvements                                 2,971      1,574
                                                             ------    -------
                                                             21,592     15,008
   Less accumulated depreciation and amortization            (5,266)    (5,146)
                                                             ------    -------
                                                             16,326      9,862
                                                             ------    -------

INTANGIBLE AND OTHER ASSETS:
   Distribution rights, net of accumulated amortiza-
    tion of $2,094 in 1995 and $1,816 in 1994                 8,799      9,077
   Equity in joint ventures and unconsolidated subsidiaries     877      1,129
   Other                                                      2,097      2,820
                                                             ------    -------
                                                             11,773     13,026
                                                             ------    -------
        TOTAL ASSETS                                        $63,394    $61,968
                                                             ------    -------
                                                             ------    -------

               See notes to consolidated financial statements

                                BIG O TIRES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                         (000S EXCEPT FOR SHARE AMOUNTS)


LIABILITIES AND SHAREHOLDERS' EQUITY                         1995      1994
- ------------------------------------                        ------    -------
CURRENT LIABILITIES:
    Accounts payable                                        $1,882     $ 650
    Accrued payroll and benefits                             1,408     1,130
    Other accrued expenses                                   1,283     1,355
    Warranty reserve                                         4,350     3,850
    Current portion of long-term debt                        1,639     2,033
    Current portion of capital lease obligations                36        33
                                                            ------    -------
          Total current liabilities                         10,598     9,051
                                                            ------    -------
LONG-TERM DEBT,
    net of current portion                                  13,729    15,739
                                                            ------    -------
CAPITAL LEASE OBLIGATIONS,
    net of current portion                                     131       167
                                                            ------    -------
OTHER LONG-TERM LIABILITIES                                  1,337     1,433
                                                            ------    -------
EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATIONS                      192       449
                                                            ------    -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock: $ .10 par value
      100,000,000 shares authorized,
      shares issued:  3,349,100 in 1995
      and 3,339,300 in 1994                                    335       334
    Capital contributed in excess of par                    15,544    15,418
    Retained earnings                                       21,962    20,419
                                                            ------    -------
                                                            37,841    36,171
  Less:  Employee stock ownership plan obligations            (192)     (449)
          Deferred stock grant compensation                   (121)     (472)
          Treasury stock, at cost, 31,300 shares              (121)     (121)
                                                            ------    -------
                                                            37,407    35,129
                                                            ------    -------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $63,394   $61,968
                                                            ------    -------
                                                            ------    -------

               See notes to consolidated financial statements

                                BIG O TIRES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  (000S EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                               1995        1994        1993
                                             --------    --------    --------
SALES:
  Product and franchising                    $136,633    $127,678    $122,960
  Real estate                                   5,489          --          --
                                            ---------   ---------   ---------
                                              142,122     127,678     122,960

COST OF SALES:
  Product and franchising                     105,985      97,547      95,329
  Real estate                                   5,471          --          --
                                            ---------   ---------   ---------
                                              111,456      97,547      95,329

GROSS PROFIT                                   30,666      30,131      27,631
                                            ---------   ---------   ---------

EXPENSES:
  Selling and administrative                   19,868      19,132      19,316
  Product delivery expense                      3,954       3,113       2,499
  Interest expense                              1,441       1,465       1,219
  Loss on sale or closure of retail stores        547       1,106         429
  Shareholder proposal expense                  1,812         674          --
  Offering costs                                   --          --         281
  Warehouse consolidation costs                   320          --         607
                                            ---------   ---------   ---------
                                               27,942      25,490      24,351
                                            ---------   ---------   ---------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        2,724       4,641       3,280
                                            ---------   ---------   ---------

PROVISION FOR INCOME TAXES:
  Current                                       1,709       2,311       1,979
  Deferred                                       (528)       (361)       (579)
                                            ---------   ---------   ---------
                                                1,181       1,950       1,400
                                            ---------   ---------   ---------

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                  1,543       2,691       1,880

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                            --          --        (285)
                                            ---------   ---------   ---------

NET INCOME                                     $1,543     $ 2,691      $1,595
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

EARNINGS PER SHARE:
 Income before cumulative effect
  of change in accounting principle          $    .46    $    .80    $   .55
 Cumulative effect of change in
  accounting principle                             --          --       (.08)
                                            ---------   ---------   ---------

Net income                                   $    .46    $    .80    $   .47
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

WEIGHTED AVERAGE SHARES OUTSTANDING         3,377,429   3,347,892  3,409,962
                                            ---------   ---------  ---------
                                            ---------   ---------  ---------


               See notes to consolidated financial statements

                                BIG O TIRES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                ($ ONLY IN 000S)

                                                                              EMPLOYEE
                                       COMMON  STOCK      CAPITAL               STOCK                     TREASURY STOCK
                                       -------------   CONTRIBUTED            OWNERSHIP       DEFERRED    ----------------
                                    NUMBER OF            IN EXCESS RETAINED     PLAN         STOCK GRANT  NUMBER OF
                                     SHARES     AMOUNT    OF PAR   EARNINGS  OBLIGATIONS    COMPENSATION   SHARES  AMOUNT
                                    ---------   -------   -------  --------  -----------    ------------   ------  ------
BALANCE DECEMBER 31, 1992           3,542,700     $354    $19,099   $16,133    $(1,277)          $   -      31,000  $ (119)
 Net Income for 1993                                                  1,595
 Sale of Common Stock                  93,300        9      1,097
 Stock Issued as Compensation           1,500                  19
 Stock Options and Warrants Exercised  37,400        4        284
 Deferred Compensation under
 Discounted Stock Option Plan                                  90
 Purchase and Retirement of
      Treasury Stock and Warrants    (400,000)     (40)    (6,060)
 Treasury Stock Purchased                                                                                      300      (2)
 Employee Stock Ownership
      Plan Obligation                                                              302
                                    ---------   ------    -------   -------     -------          ------     ------   ------
BALANCE DECEMBER 31, 1993           3,274,900      327     14,529    17,728       (975)              -      31,300    (121)
 Net Income for 1994                                                  2,691
 Stock Issued as Compensation          33,700        4        516                                 (472)
 Stock Options Exercised               30,700        3        229
 Deferred Compensation under
      Discounted Stock Option Plan                            144
 Employee Stock Ownership
      Plan Obligation                                                              526
                                    ---------   ------    -------   -------     -------          ------     ------   ------
BALANCE DECEMBER 31, 1994           3,339,300      334     15,418    20,419       (449)          $(472)     31,300    (121)
 Net Income for 1995                                                  1,543
 Stock Options Exercised               15,000        2        138
 Restricted Stock Grants Cancelled     (5,200)      (1)       (80)                                  81
 Deferred Compensation Recognized                                                                  270
 Deferred Compensation under
      Discounted Stock Option Plan                             68
 Employee Stock Ownership
      Plan Obligation                                                              257
                                    ---------   ------    -------   -------     -------          ------     ------   ------
BALANCE DECEMBER 31, 1995           3,349,100   $  335    $15,544   $21,962     $ (192)          $(121)     31,300   $(121)
                                    ---------   ------    -------   -------     -------          ------     ------   ------
                                    ---------   ------    -------   -------     -------          ------     ------   ------

               See notes to consolidated financial statements

                                BIG O TIRES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                     (000s)


                                                               1995     1994      1993
                                                              ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $1,543    $2,691    $1,595
                                                              ------    ------    ------
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                           1,240     1,215     1,168
       Amortization of intangibles                               395       453       390
       Provision for losses on accounts and
         notes receivable                                      1,272       356       556
       (Gain)/loss on sales and retirements
         of property and equipment                              (481)       37        40
       Loss on sale or closure of retail stores                  315     1,106       150
       Equity in losses of affiliates                             40       250       350
       Deferred compensation under stock option plan
         and restricted stock grants                             338       224        90
       Deferred gain recognized                                  (22)      (47)      (35)
       Deferred income taxes                                    (528)     (361)     (579)
       Cumulative effect of change in accounting principle        --        --       285
       Other                                                      --        --       104
   Changes in assets and liabilities:
       Increase in receivables                                  (167)   (4,446)   (1,206)
       (Increase) decrease in inventories                        993    (2,253)    3,356
       Increase in retail stores under development            (2,392)     (456)       --
       (Increase) decrease in other current assets               (81)      161      (329)
       (Increase) decrease in other assets                        (3)        9       (40)
       Increase (decrease) in accounts payable                 1,232    (2,987)    4,528
       Increase in accrued expenses                              100        25       278
       Increase in warranty reserve                              500       596       600
       Decrease in other liabilities                            (283)     (258)       --
                                                              ------    ------    ------
          Total adjustments                                    2,468    (6,376)    9,706
                                                              ------    ------    ------
            NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   4,011    (3,685)   11,301
                                                              ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                                  (139)     (650)     (400)
  Payments received on notes receivable                          647     1,170     1,184
  Proceeds from sales of notes receivable                      1,014     2,962        --
  Equity investment in affiliates                                (87)     (187)     (673)
  Acquisition of interest in joint ventures                       --        --      (266)
  Acquisition of other assets                                     --        --    (1,005)
  Contingent payments related to business combination             --        --      (788)
  Net cash provided by sales of retail stores                     --       204        77
  Purchase of retail stores                                     (141)     (410)     (435)
  Purchases of property and equipment                        (10,114)   (1,440)   (1,039)
  Proceeds from sales of property and equipment                3,649     1,183        42
                                                              ------    ------    ------
            NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  (5,171)    2,832    (3,303)
                                                              ------    ------    ------

                                BIG O TIRES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                     (000s)

                                                               1995      1994      1993
                                                              ------    ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                   $2,650   $10,735    $  560
   Principal payments on long-term debt                       (5,385)   (6,106)   (4,055)
   Principal payments on capital
     lease obligations                                           (33)     (239)     (274)
   Proceeds from sale of common stock and
     stock options and warrants exercised, net                   140       232     1,394
   Purchase and retirement of treasury stock
     and warrants                                                 --        --    (6,100)
                                                              ------    ------    ------
         NET CASH PROVIDED (USED)
         BY FINANCING ACTIVITIES                              (2,628)    4,622    (8,475)
                                                              ------    ------    ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (3,788)    3,769      (477)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                         4,882     1,113     1,590
                                                              ------    ------    ------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                              $1,094    $4,882    $1,113
                                                              ------    ------    ------
                                                              ------    ------    ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                    $1,740    $1,446    $1,240
  Income taxes                                                 1,186     2,373     2,116

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

   Accounts receivable transferred to long-
     term notes receivable and other assets                   $  767    $  478    $1,912
   Employee stock ownership plan obligations                     257       526       302
   Non-cash equity investments in affiliates                      --        --       108
   Accounts payable transferred to long-term debt                 --        --     6,000
   Non-cash acquisition of company-owned retail stores            --        --       187
   Inventories received in satisfaction of long-term
     notes receivables                                            --       454        --
   Common stock issued as unearned compensation                   --       520        --
   Property and equipment purchased by issuance of
     long-term debt                                              300     2,767        --
   Sale of assets through assumption of related debt              --     4,078        --


               See notes to consolidated financial statements

                             BIG O TIRES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.  NATURE  OF  BUSINESS AND  SIGNIFICANT ACCOUNTING  POLICIES:

OPERATIONS:

The primary business of the Company is to franchise Big O tire retail stores ("Franchisees") and supply those Franchisees with tires, wheels and related replacement automotive parts. As a franchisor, the Company is active in promoting certain programs and sales techniques to its Franchisees. On a limited basis, the Company also engages in site selection and real estate development for franchised retail stores, and also owns and operates a limited number of retail stores. Franchisees are located primarily in the Midwest and Western United States.

Under a Franchise Agreement, the Company grants the right to operate a retail tire store using the Big O trademarks, service marks and associated logos and symbols in exclusive marketing territories. Depending on certain qualifications, the initial franchise fee ranges from $7,000 to a maximum of $21,000. Assignment or transfer of a Franchise Agreement provides a transfer fee of up to $21,000. Initial franchise fees are deferred and recognized when all material services or conditions relating to the sale or transfer of the franchise have been substantially completed. Franchisees also pay the Company a continuing royalty fee of 2% of the Franchisees' monthly gross sales as that term is defined in the Franchise Agreement. Continuing royalty fees are recognized when the fees are earned and become receivable from the Franchisee. The initial franchise and royalty fees included in sales were $7,068,000, $6,772,000 and $6,116,000 for 1995, 1994 and 1993, respectively. The Franchise
Agreement also allows for the Company to collect a 1% fee to be used for national advertising; however, this fee is currently limited to $.10 for each Big O brand tire purchased from the Company.

One member of the Company's Board of Directors had ownership of or interests in twenty-eight (28) Big O Retail Stores in 1995 and thirty-one (31) Big O Retail Stores during 1994 and 1993. One officer had ownership interests in two (2) Big O Retail Stores in 1995 and 1994 and two officers each had an ownership interest in a Big O Retail Store in 1995, 1994 and 1993. Sales to these stores were approximately $6,948,000, $9,372,000, and $8,122,000 during 1995, 1994 and 1993, respectively. These sales were made under the same terms and conditions as those with unrelated parties. As of December 31, 1995 and 1994, outstanding accounts and notes receivable from these stores totalled $959,000 and $803,000, respectively. The Company has also provided equipment lease guarantees to certain of these stores totalling $327,000 at December 31, 1995. During 1993, an officer of the Company purchased real property from a joint venture in which the Company holds a 50% interest. The sale resulted in a pretax gain of $38,000 for the joint venture.

SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and Reclassifications -

All significant majority-owned subsidiaries are consolidated and all significant intercompany transactions are eliminated. Certain reclassifications have been made to 1994 and 1993 financial information to make the presentation consistent with that of the current year. These reclassifications had no impact on net income.

Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by management in the preparation of these financial statements include, but are not limited to, the valuation of accounts receivable, the carrying value of inventories, the useful lives and recoverability of property, plant and equipment, the valuation of distribution rights and future warranty costs.

Cash -

Cash and cash equivalents include time deposits, certificates of deposit and marketable securities with original maturities of three months or less.

At December 31, 1994 cash in the amount of $4,228,000 was restricted for use by the Company for the acquisition of the Las Vegas distribution center which was under construction. The distribution center was completed in February 1995.

Inventories -

Inventories consist of finished goods only. New and recapped tire inventories of Big O Tire of Idaho, Inc. ("Idaho"), a subsidiary of the Company, and the inventories purchased pursuant to the November 1988 Louisville, Kentucky merger (see Note 2), are valued at the lower of last-in, first-out ("LIFO") cost or market. All other inventories are valued at the lower of first-in, first-out ("FIFO") cost or market. Inventories of $4,472,000 and $4,657,000 at December 31, 1995 and 1994, respectively, are valued at LIFO. Under the FIFO method of inventory valuation, these inventories would have been approximately $9,000 and $44,000 higher at December 31, 1995 and 1994, respectively.

Retail Stores Under Development -

Costs associated with developing real estate into retail stores are capitalized and carried at the lower of each project's capitalized cost or its net realizable value.

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

Intangible Assets -

Distribution rights, which represent the excess purchase cost over the fair market value of net assets acquired in certain mergers and acquisitions (see
Note 2) are capitalized and are being amortized by charges to operations on a straight line basis over 40 years. On a quarterly basis, management reviews the carrying value of the Company's intangible assets for impairment and adjusts the carrying value and/or amortization periods of such assets whenever events or circumstances warrant.

Warranty Reserve -

The Company maintains a reserve for future warranty claims on Big O brand tires based on historical experience.

Earnings Per Share -

Earnings per share is computed using the weighted-average number of outstanding shares during each period presented. Inclusion of common stock equivalents would not have a material effect on the computation.

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

3.  JOINT  VENTURES:

In August 1992 the Company sold its interest in a joint venture involving a wholly owned subsidiary, Big O Distributors, Inc. ("Distributors") and received a five-year promissory note for $231,000 in exchange for its interest. The Company incurred a loss of approximately $73,000 on the sale. Although the buyer, Aspen Enterprises, Inc., is now primarily responsible for obligations under the building lease, Distributors remains contingently liable through 1996 for up to $131,000 in future rentals if the joint venture defaults. These future rents are not included in the future minimum rental payments disclosed in
Note 8.

Prior to 1992 the Company and one of its subsidiaries, Big O Development, Inc. ("Development"), entered into three separate joint venture agreements with independent parties for the purpose of developing real estate sites for Big O Retail Stores. The Company accounts for its 50% investment in these joint ventures using the equity method. During 1993, the Company acquired the remaining 50% interest in one of the joint ventures at a cost of $266,000. The joint venture was then liquidated and the net assets were transferred to Development. At December 31, 1995 and 1994, $499,000 and $573,000,
respectively, were recorded as investments in these joint ventures including $45,000 in pretax loss for 1995 and $ 9,000 and $10,000 in net pretax income for 1994, and 1993, respectively.

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

4.  SALES  AND  CLOSURES  OF  RETAIL  STORES:

The Company accrued $547,000, $1,106,000 and $429,000 in 1995, 1994 and 1993,
respectively, to cover estimated closing and future lease costs associated with the sale or closure of company-owned retail stores and the closure of Franchisee retail stores. Three, four and one franchisee retail stores were closed in 1995, 1994 and 1993, respectively, in which the Company had guaranteed the franchisees' lease agreements. Five company-owned retail stores were either closed or sold in each of 1994 and 1993. No company-owned retail stores were sold or closed in 1995.

5.  NOTES  RECEIVABLE:

Notes receivable at December 31, 1995 and 1994, consisted of the following:


                                                        1995          1994
                                                     ----------     ---------
                                                           (in thousands)
6.0% to 12.0% notes receivable from
franchisees from the sale of Company-owned
retail stores, substantially all of which
are collateralized by inventories,
equipment, receivables and franchise
rights, due in monthly installments
plus interest (see Note 4).                            $  579         $1,432

8.0% to 11.25% notes receivable from
franchisees, for inventories and equipment,
substantially all of which are also collateral,
due in monthly installments plus
interest.                                               2,075          1,599

6% note receivable due from a vendor for
returned inventories, which are also
collateral, due in monthly installments
plus interest.                                             --            187

9.25% to 10% notes receivable from sale of real
properties, collateralized by said properties,
due in monthly installments plus interest.                293            494

Other - primarily 8% to 11% notes
receivable from various entities, majority
are without collateral, maturing at
various dates.                                            224            214
                                                       ------         ------
                                                        3,171          3,926
              Less current portion                        515            733
                                                       ------         ------
              Long-term portion                        $2,656         $3,193
                                                       ------         ------
                                                       ------         ------

6.  LONG-TERM  DEBT:

Long-term debt at December 31, 1995 and 1994, consisted of the following:

                                                                    1995           1994
                                                                  --------       --------
                                                                       (in thousands)
Prime rate (8.5% at December 31, 1995) revolving
credit agreement, collaterized by receivables and inventories, with a maximum borrowing of up to $20,000,000
(limited to a portion of eligible collateral and further
reduced by the amount of any outstanding letters of credit
issued by the lender on behalf of the Company). (a)               $ 2,650        $    --

Prime rate plus 1/2% revolving credit loan,
with an annual facility fee of $19,000,
replaced by a new credit facility on January 23, 1995.                 --          2,985

8.71% senior loan, collateralized by certain real estate,
interest only due in quarterly installments through July 1998, then principal due in quarterly installments of $333,000 plus
interest through May 2004.                                          8,000          8,000

Prime rate credit loan, without collateral, due in
monthly principal installments of $125,000 plus
interest through September 1996, and $135,000
plus interest through October 1997, balance due
November 1997. (b)                                                  2,945          4,355

Prime rate mortgage loan, collateralized by deed of trust,
due in monthly installments of $8,000 including interest
through September 2001.                                             1,367          1,475

Prime plus 2.25% mortgage loan, collateralized by
a deed of trust, due in monthly installments of
$4,000 through July 2004.                                             406            412

8.0% mortgage loan, paid in January 1995.                              --            312

8.0% mortgage loan, paid in April 1995.                                --            200

Other                                                                  --             33
                                                                   -------       -------
                                                                    15,368        17,772
       Less current portion                                          1,639         2,033
                                                                   -------       -------
       Long-term portion                                           $13,729       $15,739
                                                                   -------       -------
                                                                   -------       -------

(a) The amount of borrowing availability for the revolving credit agreement is determined by application of a predefined formula to the collateral base on a monthly basis. The range of permitted borrowings for 1995 was $12,119,000 to $19,500,000.

(b) Interest rate reductions of up to 2.5% may be earned by meeting certain purchase requirements defined in the lending agreement.

Management's discretion with respect to certain business matters is limited by financial and other covenants contained in the revolving credit agreement and other loan agreements described above. These covenants, among other things, limit or prohibit the Company from (i) paying dividends on its capital stock,
(ii) incurring additional indebtedness, (iii) creating liens or selling certain assets, (iv) making certain loans, investments, or guarantees, (v) violating certain financial ratios, (vi) repurchasing shares of its common stock, or (vii) making certain capital expenditures. At December 31, 1995, the Company was in compliance with all of these covenants.

The annual maturities of long-term debt for succeeding years are as follows (in thousands):

                 1996                 $ 1,639
                 1997                   1,524
                 1998                   2,760
                 1999                     778
                 2000                   1,446
                 Due thereafter         7,221
                                      -------
                                      $15,368
                                      -------
                                      -------

7.  CAPITAL  LEASES:

The Company leases certain equipment and a building under capital lease arrangements. Leased assets under these arrangements at December 31, 1995 and 1994 were as follows (in thousands):

                                             ACCUMULATED
                                     COST    AMORTIZATION      NET
                                   --------  ------------      ---
     1995:
          Building and leasehold
            improvements           $    125    $     76     $   49
          Equipment                     144         116         28
                                   --------    --------     ------
                                   $    269    $    192     $   77
                                   --------    --------     ------
                                   --------    --------     ------
     1994:
          Building and leasehold
            improvements           $    125    $     70     $   55
          Equipment                     144          89         55
                                   --------    --------     ------
                                   $    269    $    159     $  110
                                   --------    --------     ------
                                   --------    --------     ------


At December 31, 1995, future minimum lease commitments under these leases for succeeding years were as follows (in thousands):


     1996                                   $ 70
     1997                                     58
     1998                                     34
     1999                                     34
     2000                                     34
     Due thereafter                           92
                                           -----
     Total minimum lease payments            322
     Less amount representing interest       155
                                           -----
     Present value of net minimum
      lease payments                         167
     Less current portion                     36
                                           -----
     Long-term portion                     $ 131
                                           -----
                                           -----

8.  OPERATING LEASES:

The Company's operating leases are primarily for real property. Rental expense for the years ended December 31, 1995, 1994 and 1993 was $968,000, $1,218,000
and $1,253,000, respectively, after deducting sublease income of $1,740,000 for 1995, $1,571,000 for 1994 and $1,448,000 for 1993.

Future minimum rental payments required under these leases for succeeding years are as follows (in thousands):

                 1996                 $ 3,613
                 1997                   3,295
                 1998                   2,893
                 1999                   2,337
                 2000                   1,999
                 Due thereafter         5,920
                                      -------
                                       20,057
                 Less sublease income  10,100
                                      -------
                                      $ 9,957
                                      -------
                                      -------

The Company is contingently liable for future rentals on a building lease currently occupied by a former joint venture partner (See Note 3). In the event of a default, the Company remains liable for up to $131,000 in future rentals. These future rents are not included in the future minimum rental payments above.

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

9.  INCOME TAXES:

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) as of January 1, 1993. SFAS No. 109 is an asset and liability approach that, among other provisions, requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments or changes in the law or rules.

The total cumulative effect of adopting SFAS No. 109 was an increase in deferred tax liabilities of $285,000 at January 1, 1993 and has been reported as a charge against income in the 1993 consolidated statement of income.

The tax effects of temporary differences which give rise to the deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows (in thousands):

                                          1995     1994
                                        -------   -------
Deferred Tax Assets:
     Allowance for doubtful accounts
          not currently deductible      $   548   $   325
     Inventory reserves not currently
          deductible                         --       198
     Inventory basis differences             76        44
     Accruals not currently deductible      334       208
     Warranty reserves not currently
          deductible                      1,678     1,499
     Other reserves not currently
          deductible                        347       474
     Compensation under stock option
          plan not currently deductible     266       207
     Differences between book and tax
          recognition of gain on sales
          of property                        48        93
     Property and equipment basis
          differences                         7        --
     Investment basis differences            45       106
                                        -------  --------
                                        $ 3,349  $  3,154
                                        -------  --------
                                        -------  --------

Deferred Tax Liabilities:
     Prepaid expenses deductible
          for tax purposes              $   196  $    216
     Accelerated tax depreciation
          and amortization                  314       604
     Property and equipment basis
          differences                       156        43
     Intangible assets not currently
          deductible                         --       165
     Inventory basis differences             29        --
                                        -------  --------
                                        $   695  $  1,028
                                        -------  --------
                                        -------  --------


Net deferred tax asset                  $ 2,654  $  2,126
Non-current deferred tax
  liability                                  --        --
                                        -------  --------
Current deferred tax asset              $ 2,654  $  2,126
                                        -------  --------
                                        -------  --------

The following is a summary of the income tax provision for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                1995        1994        1993
                              -------     -------     -------
Currently payable             $ 1,677     $ 2,197     $ 1,921
Deferred expense                 (528)       (361)       (579)
Tax benefit of exercise of
  stock options                    32         114          58
                              -------     -------     -------
Total income tax provision    $ 1,181     $ 1,950     $ 1,400
                              -------     -------     -------
                              -------     -------     -------


A reconciliation of the provision for income taxes to the statutory Federal tax rate of 34% on income before income taxes is as follows (in thousands):

                               1995         1994        1993
                              -------     -------     -------
Tax at statutory rate         $   926     $ 1,578     $ 1,115
State taxes, net of Federal
 tax benefit                      141         248         177
Depreciation and amortization not
 deductible for tax purposes       91          91          87
Other                              23          33          21
                              -------     -------     -------
                              $ 1,181     $ 1,950     $ 1,400
                              -------     -------     -------
                              -------     -------     -------


10.  EMPLOYEE  STOCK OWNERSHIP PLAN:

The Company has an employee stock ownership plan ("ESOP") in which all non-retail employees, 18 years of age or older and having 1,000 hours of service in a fiscal year, are eligible to participate. The ESOP generally provides for 20% vesting after three years of service with an additional 20% each year of service thereafter, until a participant is 100% vested. Annual contributions are at the discretion of the Board of Directors, subject to the ESOP provision that the Company is required to make contributions equal to principal and interest payments on debt issued by the ESOP to acquire securities. Contributions recorded in 1995, 1994 and 1993 were $255,000, $357,000 and $697,000, respectively.

In 1991, the ESOP purchased 461,008 shares of the Company's $.10 par value common stock from four of the Company's shareholders at market value in exchange for cash and notes. In 1993, the ESOP refinanced the remaining three notes with a new note payable in five annual installments of principal and interest fixed at 9.0%. The Company's financial statements at December 31, 1995 and 1994 reflect the ESOP's obligations as a liability and a corresponding reduction of shareholders' equity.

11.  SHAREHOLDERS' EQUITY:

SHAREHOLDER RIGHTS PLAN -

In August 1994, the Board of Directors adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of the Company's common stock. Each right entitles the shareholder to purchase from the Company one share of the Company's common stock at a discounted price (which varies depending upon the circumstances, determined according to the plan). The rights are not and will not become exercisable unless certain change of control events occur. None of the rights are exercisable as of December 31, 1995.

STOCK OPTION PLANS -

In August 1988 the Company adopted the Big O Tires, Inc. Director and Employee Stock Option Plan (the "Option Plan") which allows the Company's directors and employees to forego a portion of their compensation in order to acquire options for the purchase of the Company's common stock in accordance with the provisions of the Option Plan. Options are granted to the participants on January 1 of each year, in an amount equal to the foregone compensation divided by 90% of the fair market value of the Company's $0.10 par value common stock. The remaining 10% of the fair market value then becomes the exercise price of the options. The options are exercisable one year after the grant date and expire ten years after grant. The Option Plan was terminated by the Board of Directors at a meeting held in December 1995. Options previously granted pursuant to the Option Plan remain exercisable until exercised or forfeited. No new options will be granted pursuant to the Option Plan after 1995.

In June 1991 the Company adopted the Big O Tires, Inc. Long Term Incentive Plan (the "Incentive Plan") which allows the Company to make long-term awards of stock options and restricted stock grants to selected officers and employees of the Company and to make long-term awards of stock options to selected directors of the Company. The stock options are generally not exercisable for at least three years following their award date and awards of restricted common stock are subject to vesting requirements. The fair market value of the shares of stock at the grant date ($472,000) was recorded as deferred compensation and is included as a deduction from shareholders' equity. This amount is amortized as compensation expense as the shares vest to the recipients.

Stock option transactions for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                          1995                      1994                    1993
                                ------------------------  ------------------------  ------------------------
                                Exercise Price   Options  Exercise Price   Options  Exercise Price   Options
                                --------------   -------  --------------   -------  --------------   -------
 Options outstanding at         $.32 - 15.44     226,347  $.32 -12.25      203,974  $.32 -  5.16     150,223
 beginning of year

 Granted                                1.63       4,943  1.48 -15.44       53,213  1.35 - 12.25      71,336

 Exercised                       .32 - 12.25     (14,982)  .32 -12.25     (30,735)   .32 -  5.16     (17,348)

 Expired                                  --                     1.06        (105)   .84 -  1.06        (237)
                                                 -------                  -------                    -------
 Options outstanding at end
 of year                         .32 - 15.44     216,308   .32 -15.44     226,347    .32 - 12.25     203,974
                                                                          -------                    -------
                                                                          -------                    -------
 Options exercisable at end
 of year                         .32 -  5.16     116,894   .32 -12.25      77,025    .32 -  1.06      65,848


12.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

Effective January 1, 1994, the Company adopted a supplemental executive retirement plan ("SERP") which is maintained for the purpose of providing deferred compensation for a select group of highly compensated employees. The 1994 contribution to the SERP was $11,000 and was determined by multiplying the Board approved ESOP contribution rate by the ESOP qualified compensation exceeding $150,000. This plan is unfunded and the contribution was made only for 1994. No contribution was made for 1995.

13.  COMMITMENTS  AND  CONTINGENCIES:

During 1992, the Company entered into an agreement with a lender to provide equipment, inventory and real estate financing to various joint ventures in which the Company was a 50% joint venture partner. The agreement required the Company and the other joint venture partners to guarantee repayment of the loans. This agreement was terminated in August 1995.

The Company previously entered into two separate equipment leasing programs for its franchisees with two equipment leasing companies. The Company entered into agreements with these leasing companies which require the Company to pay up to $1,000,000 and $500,000, respectively, under certain franchisee contract defaults. These commitments are collateralized by the leased equipment. In addition, the Company entered into a similar leasing program with another equipment leasing company which does not require a financial guarantee, but does require the Company to assist in the re-marketing of the leased equipment, if necessary.

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

In 1995 and 1994, the Company sold certain notes receivable which had remaining principal balances of $1,014,000 and $2,962,000, respectively, plus accrued interest, to an investor. In connection with the sale of these notes, the Company executed an Ultimate Net Loss Agreement which limits the Company's guarantee for payment of these notes to fifty percent of the aggregate unpaid balance of the purchased notes at the end of each prior year. No gain or loss was recorded in connection with the sale of these notes.

At December 31, 1995 and 1994, the Company had no post-retirement or post-employment benefits which would require recognition or disclosure under the provisions of SFAS No. 106 and No. 112, respectively.

14.  FINANCIAL  GUARANTEES  AND  CREDIT  RISK:

The Company has provided financial guarantees associated with franchisee financing and real estate leases for its Franchisees. The guarantees were issued in the normal course of business to meet the financing needs of the Company and its Franchisees. However, these financial guarantees represent additional credit risk in excess of the amounts which are already reflected in the balance sheet as of December 31, 1995.

The Company's maximum exposure to credit loss in the event of nonperformance by the beneficiaries of the financial guarantees at December 31, 1995 is represented by the contractual amount of the guarantees as indicated below (in thousands):

     Mortgage loan guarantees                   $ 2,730
     Franchisee financing guarantees              8,097
     Franchisee real estate lease guarantees      4,874
                                                -------
          Total                                 $15,701
                                                -------
                                                -------


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

15.  SIGNIFICANT  CONCENTRATIONS  OF  CREDIT  RISK:

Although the Company has franchised and Company-owned retail stores located in 18 states, approximately 38% of these stores are located in the State of California, and nearly 28% of the Company's sales were made to the California retail stores. In addition, all of the Company's operations and identifiable assets are attributable to the wholesale and retail marketing of tires and other automotive aftermarket products primarily to franchised, Company-owned and Canadian licensed retail stores. Accordingly, the Company's receivables and its guarantees of obligations are concentrated within a single industry segment and a significant portion of its credit risk is also concentrated within a single state.

At December 31, 1995, the Company had receivables and financial guarantees associated with six of its Franchisees totalling $7,320,000. Of that total, approximately $3,960,000 was associated with one of its Franchisees.

16.  AGREEMENTS  WITH  CONTINENTAL GENERAL  TIRE,  INC.:

In September 1989, the Company entered into a Master Loan Agreement and a Stock and Warrants Purchase Agreement with Continental General Tire, Inc. ("General"), a related party through May 1993. Under the Master Loan Agreement, General provided the Company with a revolving line of credit of up to $7,500,000 which was collateralized by receivables, inventories and equipment. Under the Stock and Warrants Purchase Agreement, General acquired 400,000 shares of the Company's common stock (approximately 11.4% of the then outstanding shares), and acquired warrants to purchase an additional 1,000,000 shares.

In May 1993, the Company and General entered into an agreement which terminated the 1989 agreements, and which resulted in the Company's repurchase of the 400,000 shares of its common stock which had been owned by General, the repurchase and cancellation of the warrants held by General for the purchase of an additional 1,000,000 shares, and the repayment of the outstanding balance of the revolving line of credit in the amount of $1,764,000.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following disclosure of the estimated fair value of the Company's financial instruments is made in accordance with the requirements of SFAS 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                           CARRYING   ESTIMATED
                                            AMOUNT    FAIR VALUE
                                            ------    ----------
                                              (IN THOUSANDS)
     Assets:
        Cash and cash equivalents          $ 1,094        $ 1,094
        Receivables                         12,668         12,668

     Liabilities:
        Long-term debt                     $15,368        $15,564
        Other long-term liabilities          1,337          1,292


The estimation methodologies utilized by the Company in determining fair value are summarized below:

CASH AND CASH EQUIVALENTS: The carrying amount is a reasonable estimate of fair value.

RECEIVABLES:  The carrying amount is a reasonable estimate of fair value.

LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated by discounting the estimated future cash payments using the Company's incremental borrowing rate at December 31, 1995.

OTHER LONG-TERM DEBT: The fair value of the Company's other long-term liabilities is estimated by discounting the estimated future cash payments using the Company's incremental borrowing rate at December 31, 1995.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.  LITIGATION:

As a franchisor and wholesale distributor, the Company licenses the use of its trade names, service marks and trademarks to the Company's Franchisees and other licensees and distributes tire products manufactured by the

Company's suppliers ("Suppliers") under the Company's trade names and trademarks. As a result, the Company has been named as a defendant in a number of lawsuits alleging negligent acts and/or omissions by the Company's Franchisees or alleged defective workmanship and/or materials of the products produced by the Suppliers. As of December 31, 1995, there were forty-two such lawsuits pending in which the Company was named as a defendant. Of those forty-two lawsuits, only five directly involve the Company. The other thirty seven involve Franchisees of the Company or alleged tire failures of the Company's Suppliers. In most of the forty-two lawsuits in which the Company is named as a defendant, the claims for damages are not specific.
The Company believes that it is reasonably possible that a judgment may be rendered against the Company in one or more of these lawsuits but the Company is unable to estimate the amount of any such possible judgments. Over the past five years, the judgments that have been rendered against the Company and settlements made by the Company in lawsuits similar to the forty-two lawsuits have not resulted in material losses to the Company. Therefore, based upon such history, the Company does not believe that it will suffer any material loss as a result of the forty-two lawsuits pending against the Company as of December 31, 1995.

The Company requires that both its Franchisees and Suppliers indemnify and protect the Company against claims resulting from the alleged negligent acts and/or omissions of the Franchisees and the alleged defects in workmanship and/or material of its Suppliers. In addition, the Company carries its own insurance. The forty-two lawsuits referred to above are being defended by attorneys who have been retained by the applicable insurance companies and the Company is not actively involved in the defense thereof. Historically, the Company has been able to rely upon its Franchisees and Suppliers and their insurance carriers to defend, protect and indemnify the Company against such types of lawsuits. Accordingly, even if a judgment is rendered against the Company in any of these lawsuits, because of the insurance and indemnities described above, management does not believe that the Company will incur any loss as a result of any such judgment.

The Company is also a defendant in three additional lawsuits which are incidental to the Company's business and for which the Company does not believe it is liable, but which are not covered by insurance. Thus the Company is directly and actively involved in its own defense and has sufficient information to form a judgment on the likely outcome and exposure of such cases. Based on this analysis, the Company believes that the ultimate outcome of these cases will not have a material adverse effect on the Company's financial statements.

The Company previously reported the pendency of two class action lawsuits naming the Company and its nine directors as defendants (Knopf vs. Big O Tires, Inc., et al. and Zucker, et al. vs. Big O Tires, Inc., et al., Second Judicial District Court of the State of Nevada, County of Washoe). By motion filed by plaintiffs' counsel, both actions were dismissed without prejudice by the Court on March 31, 1995.

19.  SUBSEQUENT EVENT:

The Company entered into a letter of intent dated March 13, 1996 with TBC Corporation ("TBC"), a Tennessee based marketer and distributor of tires and other aftermarket automotive parts, under which TBC will acquire all of the outstanding shares of the Company's common stock for $16.50 per share, subject to possible reductions based on a final tabulation of transaction costs and other expenses, which the Company does not believe will result in material adjustments, if any. The consummation of the transaction is subject to certain conditions including the execution of a Definitive Merger Agreement by April 15, 1996, unless extended; the Company and TBC complying with any required regulatory filings; the execution of employment agreements between TBC and certain officers of the Company; TBC obtaining financing for the transaction; extensions of certain franchise agreements expiring prior to 2001; and the approval of the merger by the Company's shareholders.

                                  EXHIBIT INDEX
EXHIBIT   DESCRIPTION                                                PAGE NO.
- -------   -----------                                                --------
(3.1)     Certificate of Amendment to Restated Articles of                N/A
          Incorporation of Big O Tires, Inc. dated June 10, 1992 and Restated Articles of Incorporation of Big O Tires,
          Inc. dated August 17, 1987 (incorporated by reference to
          Exhibit 3 to Quarterly Report on Form 10-Q for quarter ended June 30, 1992).

(3.2)     Third Amendment and Restated Bylaws of Big O Tires, Inc.         67
          dated December 5, 1995.

(4.1)     Rights Agreement dated as of August 26, 1994, between Big       N/A
          O Tires, Inc. and Interwest Co., Inc., as Rights Agent
          (incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated August 26, 1994).

(4.2)     Amendment to Rights Agreement dated as of July 24, 1995,        N/A
          is between Big O Tires, Inc., a Nevada corporation, and Interwest Co., Inc., a Utah corporation (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated July 25, 1995).

(10.1)    1994 Restatement of Employee Stock Ownership Plan and           N/A
          Trust Agreement of Big O Tires, Inc. (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1994).

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

(10.4)    Amendment No. 2 to the Big O Tires, Inc. Director and           N/A
          Employee Stock Option Plan (incorporated by reference to
          Exhibit 10.16 to Big O Tires, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31, 1992).


(10.5)    Ultimate Net Loss Agreement between Big O Tires, Inc. and       N/A
          FBS Business Finance Corporation dated January 13, 1989
          (incorporated by reference to Exhibit 10.34 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

(10.6)    Purchase Agreement effective June 30, 1987, and related         N/A
          documents including Promissory Notes, Modification
          Agreements, Security Agreements, Guaranty Agreement, and
          Subleases in connection with a purchase by C.S.B.
          Partnership and three individuals including Ronald D.
          Asher, of three Big O Franchise Retail Stores in
          California from Security/Cal, Inc., a wholly-owned subsidiary of the Company, and H.R.I., Inc., a wholly-owned subsidiary of Security/Cal, Inc.
          (incorporated by reference to Exhibit 10.63 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

(10.7)    Purchase Agreement effective November 1, 1987, and              N/A
          related documents including Promissory Notes, Security
          Agreements, Guaranty Agreements, Subleases, and Franchise Agreements in connection with a purchase by C.S.B.
          Partnership and its three general partners, including
          Ronald D. Asher, of two Big O Franchise Retail Stores in
          California from Security/Cal, Inc. and H.R.I., Inc.
          (Seller) (incorporated by reference to Exhibit 10.45 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

(10.8)    Purchase Agreements effective July 5, 1988, October 1,          N/A
          1988, and November 14, 1988, and related documents including Promissory Notes, Security Agreements, Guaranty Agreements, and Subleases in connection with a purchase by C.S.B. Partnership and three individuals including
          Ronald D. Asher of three Big O Franchise Retail Stores in California from Big O Tires, Inc., Security/Cal, Inc., a wholly-owned subsidiary of the Company, and H.R.I., Inc., a wholly-owned subsidiary of Security/Cal, Inc.
          (incorporated by reference to Exhibit 10.46 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

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

(10.10)   Ultimate Net Loss Agreement, dated as of December 1,            N/A
          1990, by and between Big O Tires, Inc. and Northcross
          Financial Services, Inc., ICON Capital Corp., in its individual capacity and on behalf of ICON Cash Flow
          Partners, L.P., Series A, ICON Cash Flow Partners, L.P.,
          Series B and any future partnerships on which it may be the general partner and/or manager (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1990).

(10.11)   Agreement of Joint Venture of Big O/C.S.B. Joint Venture        N/A
          dated as of June 1, 1992, by and between Big O Retail
          Enterprises, Inc., a wholly-owned subsidiary of Big O
          Tires, Inc., and C.S.B. Partnership, a California general partnership (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

(10.12)   1995 Incentive Bonus Plans (incorporated by reference to        N/A
          Exhibit 10.71 to Big O Tires, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31, 1994.


(10.13)   Purchase Agreement for Private Brand Name Tires between         N/A
          Big O Tires, Inc. and The Kelly-Springfield Tire Co., dated August 16, 1992 (incorporated by reference to Exhibit 10.71 to Big O Tires, Inc.'s Annual Report on
          Form 10-K for the fiscal year ended December 31, 1991).

(10.14)   Big O Tires, Inc. Long Term Incentive Plan (incorporated        N/A
          by reference to Exhibit 55 to Big O Tires, Inc.'s Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1992).

(10.15)   Amendment No. 1 to Big O Tires, Inc. Long Term Incentive        N/A
          Plan (incorporated by reference to Exhibit 56 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.16)   Amendment No. 2 to Big O Tires, Inc. Long Term Incentive        N/A
          Plan (incorporated by reference to Exhibit 57 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.17)   Agreement of Joint Venture of Big O/S.A.N.D.S. Joint            N/A
          Venture (incorporated by reference to Exhibit 58 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.18)   Commitment Letters dated July 22, 1992, from AT&T Capital       N/A
          Corporation (incorporated by reference to Exhibit 64 to Big O Tires, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

(10.19)   Agreement dated as of November 15, 1992, among Peerless         N/A
          Trading Company, Limited, Delaware Liquidators, Inc. dba
          Trade Center Imports, and Big O Tires, Inc.; Purchase
          Money Non-Negotiable Promissory Note dated as of November
          15, 1992, from Peerless Trading Company, Limited to Big O
          Tires, Inc.; and amendment dated January 19, 1993 to the Agreement dated November 15, 1992 (incorporated by reference to Exhibit 66 to Big O Tires, Inc.'s Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1992).

(10.20)   Marketing Agreement for Private Brand Tires between Big O       N/A
          Tires, Inc. and General Tire, Inc., dated May 14, 1993
          (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated April 30,
          1993).

(10.21)   Inventory Financing Agreement between The                       N/A
          Kelly-Springfield Tire Company and Big O Tires, Inc.
          and/or Big O Tire of Idaho, Inc. and/or Big O Retail
          Enterprises, Inc., dated May 14, 1993 (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated April 30, 1993).

(10.22)   Demand Note in the original principal amount of                 N/A
          $6,000,338.67 with The Kelly-Springfield Tire Col. as
          Holder and Big O Tires, Inc., Big O Retail Enterprises,
          Inc. and Big O Tire of Idaho, Inc. as Maker (incorporated by reference to Exhibit 10.50 to Big O Tires, Inc.'s
          Annual Report on Form 10-K dated April 30, 1993).

(10.23)   Consolidation and Modification Agreement among Big O            N/A
          Tires, Inc. (successor in interest to H.R.I., Inc. and
          Security/Cal, Inc.) and Big O Retail Enterprises, Inc.
          and C.S.B. Partnership (incorporated by reference to Exhibit 10.51 to Big O Tires, Inc.'s Registration
          Statement No. 33-65852).

(10.24)   Modification of Consolidation and Modification Agreement        N/A
          by and between C.S.B. Partnership and Big O Tires, Inc.
          (incorporated by reference to Big O Tires, Inc.'s Form
          10-K for the year ended December 31, 1993).

(10.25)   Registration Rights Agreement dated June 28, 1993,              N/A
          between the Selling Shareholder and Big O Tires, Inc.
          (incorporated by reference to Exhibit 10.52 to Big O
          Tires, Inc.'s Registration Statement No. 33-65852).

(10.26)   Loan Agreement and Promissory Note in the original              N/A
          principal amount of $155,000.00 with C.S.B. Partnership as Maker (incorporated by reference to Exhibit 10.44 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended
          December 31, 1993).

(10.27)   Loan Agreement and Promissory Note in the original              N/A
          principal amount of $70,000.00 with Big O/C.S.B Joint
          Venture as Maker (incorporated by reference to Exhibit
          10.45 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.28)   Loan Agreement and Promissory Note in the original              N/A
          principal amount of $75,000.00 with Big O/S.A.N.D.S.
          Joint Venture as Maker (incorporated by reference to Exhibit 10.46 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.29)   Commercial Note and Loan Agreement, Commercial Mortgage         N/A
          and Environmental Certificate between Big O Development,
          Inc. and National City Bank, Kentucky, and Guaranty
          Agreement of Big O Tires, Inc. guaranteeing the obligations of Big O Development, Inc. to National City
          Bank, Kentucky in connection with the borrowing of $1,500,000 for construction of the Company's Regional
          Sales and Service Center in New Albany, Indiana
          (incorporated by reference to Exhibit 10.47 to Big O
          Tires, Inc.'s Form 10-K for the fiscal year ended
          December 31, 1993).

(10.30)   Construction Agreement between Big O Development, Inc.          N/A
          and Koetter Construction, Inc. to construct the Regional
          Sales and Service Center in Floyd, County, Indiana
          (incorporated by reference to Exhibit 10.48 to Big O
          Tires, Inc.'s Form 10-K for the fiscal year ended
          December 31, 1993).

(10.31)   Letter dated January 26, 1994 from General Tire, Inc. to        N/A
          the Company terminating the Marketing Agreement for Private Brand Name Tires between Big O Tires, Inc. and
          General Tire, Inc. dated May 14, 1993 (incorporated by reference to Exhibit 10.52 to Big O Tires, Inc.'s Form
          10-K for the fiscal year ended December 31, 1993).

(10.32)   Purchase Agreement by and between Caps Tire Limited             N/A
          Liability Company and Intermountain Big O Realty for the
          Big O Tires Retail Store located at 8151 East Arapahoe
          Road, Englewood, Colorado incorporated by reference to
          Exhibit 10.53 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.33)   Third and Fourth Amendments to Loan and Security                N/A
          Agreement by and between Big O Tires, Inc. and its primary lender (incorporated by reference to Exhibit
          10.54 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.34)   Limited Partnership Agreement by and between Donald J.          N/A
          Horton, General Partner, Thomas L. Staker, General
          Partner, and Big O Tires, Inc., Limited Partner, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.56 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.35)   Loan Agreement and Guaranty, Promissory Note and Security       N/A
          Agreement with Big O Tires, Inc.  Employee Stock
          Ownership Plan ("ESOP") as Borrower, Big O Tires, Inc., as Guarantor, and Key Bank of Wyoming, as Lender, in connection with the refinancing of the ESOP debt in the amount of $960,000 (incorporated by reference to Exhibit
          10.57 to Big O Tires, Inc.'s Form 10-K for the fiscal year ended December 31, 1993).

(10.36)   Amendment to Partnership Agreement dated August 25, 1994,       N/A
          by and between Big O Development, Inc., a Colorado corporation, a wholly-owned subsidiary of Big O Tires, Inc. and Mill Creek Associates, Ltd., a Colorado limited partnership (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

(10.37)   Agreement dated July 1, 1994, by and between General            N/A
          Tire, Inc., an Ohio corporation and Big O Tires, Inc.
          (incorporated by reference to Exhibit 10.4 to Big O
          Tires, Inc.'s Quarterly Report on Form 10-Q dated
          September 30, 1994).

(10.38)   Consulting Agreement by and between Big O Tires, Inc.,          N/A
          and Horst K. Mehlfeldt (incorporated by reference to Exhibit 10.5 to Big O Tires, Inc.'s Quarterly Report on
          Form 10-Q dated September 30, 1994).

(10.39)   Letter Agreement dated January 10, 1995, amending the           N/A
          Consulting Agreement by and between Big O Tires, Inc. and
          Horst K. Mehlfeldt (incorporated by reference to Exhibit
          10.3 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.40)   Letter Agreement dated July 12, 1994, by and between Big        N/A
          O Tires, Inc. and PaineWebber Incorporated (incorporated by reference to Exhibit 10.6 to Big O Tires, Inc.'s
          Quarterly Report on Form 10-Q dated September 30, 1994).


(10.41)   Letter Agreement dated March 23, 1994, by and between Big       N/A
          O Tires, Inc. and The CIT Group/Equipment Financing,
          Inc., a New York corporation (incorporated by reference to Exhibit 10.7 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.42)   Ultimate Net Loss Agreement dated October 21, 1994, by          N/A
          and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.8 to Big O Tires, Inc.'s
          Quarterly Report on Form 10-Q dated September 30, 1994).


(10.43)   Fifth Amendment to Loan and Security Agreement by and           N/A
          between Big O Tires, Inc. and its former lender dated
          April 29, 1994 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1994).

(10.44)   Agreement by the Investment Committee of the Board of           N/A
          Directors and the Management/Dealer participants dated
          December 22, 1994 (incorporated by reference to Exhibit
          10.1 to Big O Tires, Inc.'s Current Report on Form 8-K dated December 6, 1994).

(10.45)   Letter dated December 13, 1994, to the Investment               N/A
          Committee of Big O Tires, Inc. and the Management participants and Dealer representatives (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated December 6, 1994).

(10.46)   Letter dated February 7, 1995, from the Dealer/Management       N/A
          Group to the Company's Board Chairman (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated January 10, 1995).

(10.47)   Agreement between the Company and the Management/Dealer         N/A
          participants dated January 20, 1995 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current
          Report on Form 8-K

(10.48)   Multi-Tenant Lease NNN dated December 1, 1994 between           N/A
          Botac VI Leasing L.L.C., a Utah Limited Liability Company and Big O Development, Inc. (incorporated by reference to
          Exhibit 10.62 to Big O Tires, Inc.'s Annual Report on
          Form 10-K for fiscal year ended December 31, 1994).

(10.49)   Assignment and Assumption Agreement dated December 2,           N/A
          1994 by Big O Development, Inc., Big O Tires, Inc. and
          Botac VI Leasing, L.L.C. and Allstate Life Insurance
          Company (incorporated by reference to Exhibit 10.63 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.50)   Guarantee Agreement dated December 2, 1994 by Big O             N/A
          Tires, Inc., Big O Development, Inc. and Allstate Life
          Insurance Company (incorporated by reference to Exhibit
          10.64 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.51)   Closing Agreement dated December 2, 1994 by Big O               N/A
          Development, Inc., Big O Tires, Inc., Botac VI Leasing,
          L.L.C., and Allstate Life Insurance Company (incorporated by reference to Exhibit 10.65 to Big O Tires, Inc.'s
          Annual Report on Form 10-K for fiscal year ended December
          31, 1994).

(10.52)   Commercial Contract to Buy and Sell Real Estate dated           N/A
          March 17, 1994 between Bailey's Moving and Storage and
          Big O Tires, Inc. (incorporated by reference to Exhibit
          10.66 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.53)   Confidentiality Agreement dated September, 1994 between         N/A
          Big O Tires, Inc. and Kenneth W. Pavia, Sr. (incorporated by reference to Exhibit 10.67 to Big O Tires, Inc.'s
          Annual Report on Form 10-K for fiscal year ended December
          31, 1994).

(10.54)   Amendment No. 1 to the Big O Tires, Inc. Employee Stock         N/A
          Ownership Plan and Trust Agreement dated September 12,
          1994 (incorporated by reference to Exhibit 10.68 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.55)   Development Management Agreement dated September, 1994          N/A
          between Ross Development Management Group, Inc. and Big O Development, Inc. and Big O Tires, Inc. (incorporated by reference to Exhibit 10.69 to Big O Tires, Inc.'s Annual
          Report on Form 10-K for fiscal year ended December 31,
          1994).

(10.56)   Letter Agreement dated February 20, 1995 terminating the        N/A
          Consulting Agreement between Big O Tires, Inc. and Horst
          K. Mehlfeldt (incorporated by reference to Exhibit 10.70 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.57)   Commitment Letter dated February 16, 1994 between Big O         N/A
          Tires, Inc. and AT&T Commercial Finance Corporation for real estate financing (incorporated by reference to Exhibit 10.72 to Big O Tires, Inc.'s Annual Report on
          Form 10-K for fiscal year ended December 31, 1994).

(10.58)   Commitment Letter dated February 16, 1994 between Big O         N/A
          Tires, Inc. and AT&T Commercial Finance Corporation for equipment financing (incorporated by reference to Exhibit
          10.73 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.59)   Extension letter dated December 9, 1994 between Big O           N/A
          Tires, Inc. and AT&T Commercial Finance Corporation to extend existing lines of credit through December 31, 1995 (incorporated by reference to Exhibit 10.74 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.60)   Resignation letter dated February 27, 1995 from Robert L.       N/A
          Puckett (incorporated by reference to Exhibit 10.75 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.61)   Resignation letter dated February 24, 1995 from David W.        N/A
          Dwyer (incorporated by reference to Exhibit 10.76 to Big
          O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.62)   Revolving Credit Agreement dated January 23, 1995 between       N/A
          Big O Tires, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.77 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.63)   Consent, Acknowledgement and Access Agreement dated             N/A
          January 23, 1995 between The Bank of Cherry Creek, N.A.,
          Kenneth B. Buckius and The First National Bank of Chicago (incorporated by reference to Exhibit 10.78 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.64)   Note Purchase Agreement dated April 27, 1994 between Big        N/A
          O Tires, Inc. and USG Annuity & Life Company and Republic
          Western Insurance Company (incorporated by reference to
          Exhibit 10.79 to Big O Tires, Inc.'s Annual Report on
          Form 10-K for fiscal year ended December 31, 1994).

(10.65)   Franchise Agreement dated October 7, 1994 between Big O         N/A
          Tires, Inc. and OK Tires, Inc. for the Retail Store located at 2830 West 3500 South, West Valley City, Utah
          84119 (incorporated by reference to Exhibit 10.80 to Big
          O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.66)   Franchise Agreement dated November 26, 1993 between Big O       N/A
          Tires, Inc and CAPS Tire Limited Liability Company for the Retail Store located at 8151 East Arapahoe Road,
          Englewood, Colorado  80112 (incorporated by reference to
          Exhibit 10.81 to Big O Tires, Inc.'s Annual Report on
          Form 10-K for fiscal year ended December 31, 1994).


(10.67)   Form of Confidentiality Agreement signed by dealers dated       N/A
          October 19, 1994 (incorporated by reference to Exhibit
          10.82 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.68)   Ultimate Net Loss Agreement dated November 30, 1994, by         N/A
          and between Big O Tires, Inc. and The CIT Group/Equipment Financing, Inc., a New York corporation (incorporated by reference to Exhibit 10.83 to Big O Tires, Inc.'s Annual
          Report on Form 10-K for fiscal year ended December 31,
          1994).

(10.69)   Inventory Financing Agreement together with a Demand Note       N/A
          dated September 30, 1994, by and between The
          Kelly-Springfield Tire Company and Big O Tires, Inc., Big
          O Retail Enterprises, Inc. and Big O Tire of Idaho, Inc. (incorporated by reference to Exhibit 10.84 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.70)   Supplemental Executive Retirement Plan dated December 7,        N/A
          1994, by Big O Tires, Inc., effective January 1, 1994
          (incorporated by reference to Exhibit 10.85 to Big O
          Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.71)   Forms of Stock Appreciation Rights Agreement dated              N/A
          February 15, 1995, between Big O Tires, Inc. and the
          Members of the Chief Executive Office (incorporated by reference to Exhibit 10.86 to Big O Tires, Inc.'s Annual
          Report on Form 10-K for fiscal year ended December 31,
          1994).

(10.72)   Letter Agreement dated March 24, 1995, regarding                N/A
          severance package, between Big O Tires, Inc. and John E.
          Siipola (incorporated by reference to Exhibit 10.87 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.73)   Letter Agreement dated March 24, 1995, regarding                N/A
          severance package, between Big O Tires, Inc. and Horst K.
          Mehlfeldt (incorporated by reference to Exhibit 10.88 to Big O Tires, Inc.'s Annual Report on Form 10-K for fiscal year ended December 31, 1994).

(10.74)   Letter dated February 7, 1995, from the Dealer-Management       N/A
          Group to the Company's Board Chairman (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated January 10, 1995).


(10.75)   Agreement between the Company and the Management Dealer         N/A
          Participants dated January 20, 1995 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated January 10, 1995).

(10.76)   Letter Agreement dated January 10, 1995, amending the           N/A
          Consulting Agreement by and between Big O Tires, Inc. and
          Horst K. Mehlfeldt (incorporated by reference to Exhibit
          10.3 to Big O Tires, Inc.'s Current Report on Form 8-K dated January 10, 1995).

(10.77)   Purchase Agreement dated March 22, 1995 effective March         N/A
          31, 1995 by and between Tire Marketers Association, a division of Big O Tires, Inc. and Carr's Tire Service,
          Inc., a Virginia corporation (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1995).

(10.78)   Acquisition Proposal to the Investment Committee of the         N/A
          Board of Directors from certain member of management and a representative of certain Big O Tires, Inc.'s franchisees dated April 6, 1995 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated April 6, 1995).

(10.79)   Acquisition Proposal to the Investment Committee of the         N/A
          Board of Directors from certain member of management and a representative of certain Big O Tires, Inc.'s franchisees dated June 2, 1995 (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Current Report on
          Form 8-K dated June 5, 1995).

(10.80)   Acquisition Proposal to the Investment Committee of the         N/A
          Board of Directors from certain members of management and a representative of Big O Tire Dealers of America dated
          June 2, 1995, and signed by the Company on June 7, 1995
          (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated June 9,
          1995).

(10.81)   Letter Agreement and Indemnification Agreement dated            N/A
          January 20, 1995, between Big O Tires, Inc. and
          PaineWebber Incorporated. Acquisition Proposal to the
          Investment Committee of the Board of Directors from certain member of management and a representative of certain Big O Tires, Inc.'s franchisees dated April 6,
          1995 (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Quarterly Report on Form 10-Q dated June
          30, 1995).

(10.82)   Three memos from PaineWebber Incorporated to the Company        N/A
          amending certain fees dated June 9, 1995, June 16, 1995 and June 30, 1995 (incorporated by reference to Exhibit
          10.2 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1995).

(10.83)   Letter Agreement between Big O Tires, Inc. and John E.          N/A
          Siipola dated July 21, 1995, pertaining to new severance package terms and terminating the March 24, 1995 Letter
          Agreement regarding severance (incorporated by reference to Exhibit 10.3 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1995).

(10.84)   Letter Agreement between Big O Tires, Inc. and Horst K.         N/A
          Mehlfeldt dated July 21, 1995, pertaining to new severance package terms and terminating the March 24, 1995 Letter Agreement regarding severance (incorporated by reference to Exhibit 10.4 to Big O Tires, Inc.'s
          Quarterly Report on Form 10-Q dated June 30, 1995).

(10.85)   Letter Agreement between Big O Tires, Inc. and Steven P.        N/A
          Cloward dated July 21, 1995, regarding a modification to Mr. Cloward's severance package (incorporated by reference to Exhibit 10.5 to Big O Tires, Inc.'s
          Quarterly Report on Form 10-Q dated June 30, 1995).

(10.86)   Agreement and Plan of Merger dated July 24, 1995, between       N/A
          BOTI Holdings, Inc., a Nevada corporation, BOTI
          Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of BOTI Holdings, Inc., and Big O Tires,
          Inc. (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated July 25,
          1995).

(10.87)   Letter Agreement dated August 31, 1995, by and among Big        N/A
          O Tires, Inc., BOTI Acquisition Corp., and BOTI Holdings,
          Inc. (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated September
          5, 1995).

(10.88)   Agreement for Purchase and Sale of Joint Venture                N/A
          Interest; Dissolution of Joint Venture; and Continuation of Business by Acquiring Joint Ventures dated effective
          October 1, 1994, by and between Big O Retail Enterprises,
          Inc., a Colorado corporation ("Seller") and C.S.B.
          Partnership, a California general partnership
          ("Purchaser") (incorporated by reference to Exhibit 10.1 to Big O Tires, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1995).

(10.89)   Letter Agreement dated October 2, 1995, by and among Big        N/A
          O Tires, Inc., BOTI Acquisition Corp., and BOTI Holdings,
          Inc. (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated October 4,
          1995).

(10.90)   Letter dated October 15, 1995, from BOTI Acquisition            N/A
          Corp. and BOTI Holdings, Inc., to Big O Tires, Inc.
          (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated October
          18, 1995).

(10.91)   Second Amendment to Employee Stock Ownership Plan and           N/A
          Trust Agreement of Big O Tires, Inc., dated ___ November,
          1995 (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated November
          17, 1995).

(10.92)   Amendment to Agreement and Plan of Merger dated as of           N/A
          November 14, 1995, between BOTI Holdings, Inc., a Nevada corporation (the "Parent"), BOTI Acquisition Corp., a
          Nevada corporation and a wholly owned subsidiary of the Parent (the"Purchaser"), and Big O Tires, Inc., a Nevada corporation (the "Company"), and amends the Agreement and Plan of Merger dated as of July 24, 1995 (incorporated by reference to Exhibit 10.2 to Big O Tires, Inc.'s Current
          Report on Form 8-K dated November 17, 1995).

(10.93)   Second Amendment to Employee Stock Ownership Plan and           N/A
          Trust Agreement of Big O Tires, Inc., dated November 14,
          1995 (incorporated by reference to Exhibit 10.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated December
          15, 1995).

(10.94)   1996 Incentive Bonus Plans.                                      91

(10.95)   Form of Franchise Agreement currently in use.                   111

(10.96)   Promissory Note in the original principal amount of             168
          $250,000.00 with C.S.B Partnership as Maker and related security documents.

(20.1)    Opinion Letter from PaineWebber Incorporated to the Board       N/A
          of Directors of Big O Tires, Inc. dated November 14, 1995 (incorporated by reference to Exhibit 20.1 to Big O
          Tires, Inc.'s Current Report on Form 8-K dated November
          17, 1995).

(21.1)    Big O Tires, Inc. Subsidiaries                                  201

(23.1)    Consent of Deloitte & Touche                                    202

(25.1)    Powers of Attorney executed by the Directors of Big O           203
          Tires, Inc.

(27.1)    Big O Tires, Inc.'s Financial Data Schedule.                    213