Form 10-K/A
period 1995-12-31
BIG O TIRES INC
filed 1996-04-29
CIK 718082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K/A


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

                                 BIG O TIRES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                    87-0392481
- --------------------------------------    ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)             Number)


                       11755 East Peakview Avenue, Suite A
                         Englewood, Colorado      80111
              ----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the registrant's voting stock held as of March 26, 1996 by nonaffiliates of the registrant was $40,214,816.

As of April 19, 1996, the registrant had 3,317,916 shares of its $0.10 par value common stock outstanding.

The information required by Part III hereof is filed herein as an amendment to this Annual Report on Form 10-K.

                                                            Total Pages 27.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS

In April 1995, the Company's Bylaws were amended to add a fourth class of director. The Class I, II and III Directors are elected for three year terms and are to remain as nearly equal in number as possible and each class is to have such number of directors so that at least one-fourth of the total number of directors are elected for a three year term at each Annual Meeting of Shareholders. The Class IV Director serves for a one year term.

                                   PRINCIPAL OCCUPATION
                    DIRECTOR       DURING THE LAST FIVE YEARS AND
NAME OF NOMINEE     SINCE     AGE  OTHER POSITION, IF ANY, IN THE COMPANY
- ---------------     -----     ---  --------------------------------------
John B. Adams       Apr. 90   41   Executive Vice President of the Company since April
(1)(8)(12)                         1990; also a part owner of CAPS Tire Limited Liability
                                   Company, a limited liability company that has owned a
                                   franchised Big O Tires retail store in Colorado, since
                                   November 1993; Director of BOTI Holdings, Inc. and
                                   BOTI Acquisition Corp. since January 1995 and
                                   Treasurer of both companies since July 1995; Chief
                                   Financial Officer of the Company since November 1988;
                                   Vice President - Finance of the Company from November
                                   1988 until April 1990; Secretary of the Company from
                                   November 1989 until December 1990, and from April 1987
                                   until June 1989; Treasurer of the Company since April
                                   1987; Assistant Secretary of the Company since
                                   December 1990 and from June 1989 until November 1989.

Ronald D. Asher     Dec. 86   59   Owner of interests in 30 franchised Big O Tires retail
(2)(10)                            stores in California and Arizona that are owned by
                                   C.S.B. Partnership ("C.S.B.") and by a joint venture
                                   consisting of the Company and  S.A.N.D.S. Partnership.

Frank L. Carney     Dec. 93   58   President of Papa Johns, a limited liability
(3)(4)(5)(6)(10)                   company, since February 1994; Vice Chairman,
                                   Secretary and Director of TurboChef, Inc., a
                                   company engaged in the design, development,
                                   assembly and marketing of commercial ovens,
                                   since January 1994; Chairman of the Board of
                                   Western SizzliN from November 1988 to December
                                   1993 and served as its President and Chief
                                   Executive Officer from November 1990 to December
                                   1993; Director of Intrust Bank, N.A. since
                                   December 1973, and Intrust Financial Corporation
                                   since August 1982; from 1980 until 1992, the
                                   sole shareholder, officer and director of Carney
                                   Enterprises, Inc., an investor in diversified
                                   business; co-founded Pizza Hut in 1958,
                                   President from 1969 to 1980 and Chairman of the
                                   Board from 1973 until Pizza Hut was purchased by
                                   PepsiCo, Inc. in 1977.

Steven P. Cloward   Dec. 86   48   Member of the Office of the Chief Executive
(1)(9)(12)                         since February 1995 and President of the Company
                                   since  1986; Chief Executive Officer of the
                                   Company from 1986 to February 1995; Director of
                                   BOTI Holdings, Inc. and BOTI Acquisition Corp.
                                   since January 1995 and an Officer of both
                                   companies since July 1995.

Everett H. Johnston  Feb. 93  57   Real estate investor since 1989; Chief Financial
(4)(7)(8)                          Officer, Secretary, Treasurer and a Director of
                                   Simpson Manufacturing Co., Inc., a manufacturer
                                   of structural building products, from 1983 to
                                   1989, at which time Mr. Johnston retired.

Robert K. Lallatin   June 95  47   Member of the Dealer Planning Board representing
(11)                               franchisees of the Company in Idaho, Montana, Western
                                   Wyoming and northern Nevada since March 1990; Chairman
                                   of the Personnel Training Committee of the Dealer
                                   Planning Board since July 1993; part owner of B & G
                                   Tire, Inc., an Idaho corporation, that currently owns
                                   a franchised Big O Tires retail store in Idaho since
                                   November 1981 and acquired a second franchised Big O
                                   Tires retail store in Idaho in August 1989; B & G
                                   Tire, Inc. also owned two Big O Tires retail stores in
                                   Montana, one of which was sold in March 1990 and the
                                   other was closed in December 1993; also a part owner
                                   of B & G Jackson Partnership, an Idaho general
                                   partnership, that has owned a franchised Big O Tires
                                   retail store in Wyoming since February 1992 as a
                                   partner with one of the Company's subsidiaries.  This
                                   store was purchased by B & G Jackson Partnership
                                   effective December 31, 1994.

Horst K. Mehlfeldt   Dec. 89  56   Vice Chairman and Member of the Office of the Chief
(1)(8)                             Executive of the Company since February 1995;
                                   Consultant to the Company providing investment
                                   advisory services from September 1994 to February
                                   1995; Senior Vice President and Chief Financial
                                   Officer of General Tire, Inc., a tire manufacturer and
                                   marketer, from January 1992 to February 1994; Vice
                                   President and Treasurer of General Tire, Inc. from
                                   January 1989 until December 1991.

John E. Siipola      Mar. 88  52   Member of the Office of the Chief Executive of the
(1)(10)                            Company since February 1995; Chairman of the Board of
                                   the Company since December 1991; President and owner
                                   of Barrett Publishing, Inc. since January 1993;
                                   Consultant and investor since May 1991; President of
                                   the Barrett Group, a personnel consulting firm, from
                                   November 1988 until May 1991.



Ralph J. Weiger      June 92  71   Chairman and owner of the Moneco Group, an advisor to
(4)(7)(9)                          franchise business clients, international marketing
                                   companies and investment and commercial banking
                                   clients, since 1982; Chairman of the Board of
                                   America's Carpet Gallery since October 1991.
                                   Chairman, President and Chief Executive Officer of
                                   Midas International Corp. from 1971 until 1978 and
                                   Vice Chairman and President of Jiffy Lube
                                   International, Inc. from 1983 until 1985.  A director
                                   of the International Franchise Association from 1976
                                   until 1979 and President in 1979.

C. Thomas Wernholm   Dec. 86  65   President and Chief Executive Officer for D.
(3)(4)(5)(9)                       Wernholm & Sons, Industrial Contractors, an
                                   industrial painting contractor; Chairman of the
                                   Board of Loomis Industries, a company owned
                                   primarily by the Wernholm family that
                                   manufactures paraline instruments.


(1) Member of the Executive Committee. The Executive Committee is responsible for meeting on issues that arise between the regular meetings of the Board of Directors to: monitor business operations of the Company; plan and budget future operations of the Company; provide authorization for major expenditures and contract commitments in accordance with approved business plans and budgets; and consider other actions on behalf of the Board of Directors when expedience dictates and a matter falls within the scope of plans, principles or authorities approved by the Board of Directors. All decisions of the Executive Committee must be unanimous to be implemented. Mr. Adams is a non-voting member of this Committee.

(2) In November 1993, the Company entered into a Stipulation for Entry of Final Judgment and a Permanent Injunction against the Company and two (2) franchised Big O Tires retail stores owned by C.S.B. and two (2) franchised Big O Tires retail stores owned by a joint venture consisting of C.S.B. and a wholly-owned subsidiary of the Company. Although the Stipulation in the action does not constitute an admission or adjudication of any of the allegations made against the defendants, it does permanently enjoin all defendants from directly or indirectly advertising the purchase or lease of a product or service, or any combination thereof, that requires as a condition of the sale, the purchase or lease of a different product or service, or any combination thereof, without conspicuously disclosing in the advertisement the price of all such products and services. The defendants are also required to inform any prospective purchaser of one of the Big O Tires retail stores which was the subject of the investigation of the injunction. As part of the Stipulation, the defendants agreed to pay certain costs and penalties totaling $35,000, the Company's portion of which was $25,000.

(3) Member of the Human Resources Committee. The Human Resources Committee reviews management's organizational structure; compensation plans for officers and directors; retirement programs and personnel policies; interviews prospective officers; monitors the administration of the employee benefit programs; monitors the effectiveness of the Company's Human Resources Officer; serves as nominating committee for candidates for Director positions; prepares compensation disclosure required by the Securities and Exchange Commission; and counsels the Members of the Office of Chief Executive in all areas related to human resources.

(4) Member of the Investment Committee. At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution calling for the Company to engage an investment banker to explore all alternatives for enhancing the value of the Company. In implementing this resolution, the Company's Board of Directors established the Investment Committee of the Board which retained PaineWebber Incorporated to fulfill this shareholder proposal. The Investment Committee is presently comprised of the four (4) independent members of the Board of Directors. In September 1994, the proponent of the June 1994 shareholder proposal, upon invitation by the Board, began advising the Investment Committee in this process. (See also
Item 13. Certain Relationships and Related Transactions section.)

(5) Member of the Director and Employee Stock Option Plan and Long Term Incentive Plan Administrative Committees. The Director and Employee Stock Option Plan was terminated in December 1995.

(6) In October 1992, Western SizzliN, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, Northern District of Texas, Dallas Division, and its plan of reorganization was confirmed by the Bankruptcy Court in December 1993. Mr. Frank L. Carney was the Chairman of the Board of Western SizzliN, Inc. from November 1988 to December 1993 and also served as its President and Chief Executive Officer from November 1990 until December 1993.

(7) Member of the Audit Committee. The Audit Committee is responsible for evaluating and recommending the appointment of the independent auditors; reviewing and approving the audit plans of the independent and internal auditors; reviewing the results of audits and management's response; reviewing annual and interim reports to the Company's shareholders and the Securities and Exchange Commission; reviewing the Company's accounting principles as well as the impact of changes in accounting rules; reviewing activities, organization structure and qualification of the internal audit function; reviewing the Company's system of internal controls; monitoring the Company's compliance with laws, regulations and internal policies prohibiting fraud and illegal acts as well as its code of ethics; conducting special investigations and directing independent and/or internal auditors to perform special internal reviews; reviewing the results of examinations conducted by regulatory agencies; and reviewing long range financial plans of the Company.

(8) Class I Director serving until the Company's 1997 Annual Meeting of Shareholders.

(9) Class II Director serving until the Company's 1998 Annual Meeting of Shareholders.

(10) Class III Director serving until the Company's 1996 Annual Meeting of Shareholders.

(11) Class IV Director elected annually and serving until the Company's Annual Meeting of Shareholders.

(12) BOTI Holdings, Inc. and BOTI Acquisition Corp. (collectively "BOTI") are companies whose shareholders consisted of several senior managers and officers, two of which are also Directors of the Company and Big O Tire Dealers of America ("BOTDA"), a group, consisting of the Company's franchised dealers. BOTI was formed by these shareholders to accomplish a merger with the Company. The Company terminated its merger agreement with BOTI on March 13, 1996.

(b)  EXECUTIVE OFFICERS

The Executive Officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after the Annual Meeting of Shareholders or at such time as the Board of Directors establishes a new position. Each Executive Officer holds office until his/her successor is duly elected and qualified or until his/her resignation or until he/she is removed in the manner provided in the Company's Bylaws. The current Executive Officers of the Company are John B. Adams, Steven P. Cloward, Donald O. Flanders, Dennis J. Fryer, Allen E. Jones, Ronald H. Lautzenheiser, Horst K. Mehlfeldt, Kelley A. O'Reilly, Gregory L. Roquet, John E. Siipola, Thomas L. Staker, Philip J. Teigen, and Bruce H. Ware. Messrs. Flanders, Fryer, Jones and Roquet and Ms. O'Reilly were appointed by the President pursuant to authority delegated to him by the Board of Directors. Messrs. Flanders and Ware were appointed by the Company's Executive Committee and such appointment was ratified by the Company's Board of Directors. Information pertaining to Messrs. Adams, Cloward, Mehlfeldt and Siipola is set forth earlier in this Item 10.

The following table provides information relating to the other Officers of the Company:

                                   PRINCIPAL OCCUPATION
                    DIRECTOR       DURING THE LAST FIVE YEARS AND
NAME OF NOMINEE     SINCE     AGE  OTHER POSITION, IF ANY, IN THE COMPANY
- ---------------     -----     ---  --------------------------------------
Donald O. Flanders  Jan. 96   46   Regional Vice President - Southwest Region since
                                   January 1996; Western Region Commercial Accounts
                                   Representative of The Kelly-Springfield Tire Company
                                   from June 1995 through December 1995; Western Region
                                   Manager for The Kelly-Springfield Company from June
                                   1993 through July 1995; Account Executive with The
                                   Kelly-Springfield Company from November 1990 until
                                   June 1993.

Dennis J. Fryer     Jan. 93   43   Regional Vice President - Central Region of the Company
                                   since October 1992; New Store Opening Specialist of the
                                   Company from January 1990 to October 1992; Area Manager of the Company from March 1986 to January 1990.

Allen E. Jones      Dec. 90   45   Regional Vice President - Southeast Region of the Company
                                   since December 1990; Regional Director for the Company from
                                   1988 to 1990.

Ronald H.           Mar. 90   54   Vice President - Business Development of the Company
   Lautzenheiser                   since November 1993; Vice President - Marketing of the
                                   Company from March 1990 to November 1993, and employee
                                   of the Company since December 1989.

Kelley A. O'Reilly  Nov. 93   34   Vice President - Marketing of the Company since
                                   November 1993; Director, President and Treasurer of
                                   Impact Advertising, Inc. since August 1994; Marketing
                                   Director of the Company from July 1991 to October
                                   1993; Advertising Director for Big O Dealers-Seattle
                                   from March 1990 to June 1991; Market Analyst for the
                                   Small Business Development Center in Bellingham,
                                   Washington from June 1988 to March 1990.

Gregory L. Roquet   Dec. 90   39   Regional Vice President - West Central Region since May 1993 and Regional Vice President - Southwest Region of the
                                   Company from July 1991 through January 1996; Regional
                                   Director of Operations - Southwest Region from December 1990 to July 1991; Warehouse Manager of the Company's Western RSC
                                   from April 1990 to December 1990; prior thereto, owner and operator of two franchised Big O Tires retail stores in
                                   Richmond, California.

Thomas L. Staker    Dec. 91   47   Senior Vice President - Operations of the Company since
                                   January 1993; Vice President - Operations of the Company
                                   from December 1991 to December 1992; President and Director of Staker Management, Inc., a provider of consulting
                                   services to the Company's franchisees, from March 1991 to
                                   December 1991; President and Director of Willow Investments,
                                   Inc., a wholesaler and manufacturer of



                                   clothing, from October 1988 to November 1991; 25% stockholder,
                                   Secretary and Director of Tad Tire, Inc., a franchisee of the
                                   Company, from August 1982 to the present.

Philip J. Teigen    Dec. 90   56   Secretary of the Company since December 1990; General
                                   Counsel of the Company since August 1990; engaged in the
                                   private practice of law from May 1987 to August 1990.

Bruce H. Ware       Dec. 90   38   Vice President - Purchasing of the Company since March 1996;
                                   Corporate Purchasing Manager from January 1996 to March
                                   1996; Regional Vice President - Northwest Region of the
                                   Company from December 1990 to January 1996; Director of
                                   Operations - Northwest Region of the Company from January
                                   1990 to November 1990; Employee of the Company since January
                                   1989.


(c)   COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934


Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors, and persons who own more than ten percent (10%) of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the Company's fiscal year ended December 31, 1995, Messrs. Cloward, Mehlfeldt and Siipola filed a late Form 4 to report receipt of certain stock appreciation rights.

ITEM 11.  EXECUTIVE COMPENSATION

(a)   REPORT OF THE HUMAN RESOURCES COMMITTEE ON EXECUTIVE COMPENSATION

The executive compensation program, administered by the Human Resources Committee of the Board of Directors ("Committee"), has been designed and is administered to support the Company's mission which is to become the largest network of successful franchised tire and automotive related retail outlets in North America providing top quality Big O brand tires and products at competitive prices while operating within the Company's corporate creed. The Committee members consist entirely of non-employee directors. In furtherance of the Company's mission, the Committee is responsible for administering total compensation programs which will enable the Company to:

     -    Attract, develop and retain high-quality executives;

     - Emphasize the relationship between pay and performance by placing a significant portion of compensation at risk and subject to the achievement of financial goals and objectives;

     - Maximize real growth-driven financial performance, balancing short and long term goals of the Company; and

     - Maximize shareholder value by aligning the interests of its executive officers with those of its shareholders through the use of stock, stock derivatives and stock appreciation rights to link a significant portion of compensation to increases in shareholder value.

COMPONENTS OF COMPENSATION

Executive officers compensation is based on a wide range of quantitative and qualitative measures which permit comparisons with competitors' performances and internal targets set before the beginning of each fiscal year. The Committee believes that executive officers should be accountable for their areas of responsibility (their individual performance) as well as overall corporate performance, and that the executive officers compensation program should reflect both Company progress and achievement within an executive officer's business unit. Examples of quantitative measures for 1995 were net franchise growth, earnings per share, reduction in non-current accounts receivable and reduction in selling and general administrative expenses. Examples of 1995 qualitative assessments were reduction in warranty adjustment expense, the measured progress in marketing (Cost-U-LessTM program), and improvement in product quality.

Executive officer compensation is comprised of three elements: base salary, annual incentive bonus and long term incentives.

BASE SALARIES

Executive officers receive base salaries that are modest by industry standards. The Committee commissioned a compensation study by Hay Management Consultants/The Hay Group in 1990 and has targeted base salaries at the 40th percentile of comparable positions as defined by that study.

ANNUAL INCENTIVE BONUS

The Committee believes that executive officer reward should appropriately be based more on achievement of quantifiable business goals which are negotiated each year in concert with the Company's short and long term business plans. The annual incentive bonus is an annual cash bonus that is distributed based upon the Company's achievement of certain objective financial goals and achievement of each executive officer's individual goals defined by minimal acceptable thresholds, business targets, and maximum levels.

LONG-TERM INCENTIVES

The third component of the executive officer compensation program are the long term incentives which use stock options and/or restricted stock grants under the Company's Long Term Incentive Plan (the "LTI Plan") and for selected key employees stock appreciation rights under the Company's Supplemental Executive Retirement Plan. And, as of February 1995, stock appreciation rights SARs for members of the Office of the Chief Executive were granted under the Company's Stock Appreciation Rights Agreements. The Committee uses a model developed for the Company by The Hay Group. By awarding stock, stock derivatives and stock appreciation rights, a significant portion of the total executive officer compensation program is tied to the Company's future stock price performance. The Committee's objective is to align the interests of the executive officers with the long-term interests of the Company's shareholders. Using The Hay Group model as a baseline as it is applied to the Company's LTI Plan, the Committee increases or decreases such option or restricted stock grants by factors based upon the Company's overall performance and each individual executive officer's performance. A determination of unsatisfactory performance could equate to no award. During 1995, the Committee did not recommend options be granted to the Company's Executive Officers, because it appeared that the Company would be acquired by certain franchised dealers of the Company and certain members of the Executive Officers ("Dealer Management Group").

Section 162(m) of the Internal Revenue Code ("Code") limits federal income tax deductions for compensation paid after 1993 to the Company's Chief Executive Officer and each of its four other most highly compensated officers to $1 million per year, but includes an exception for performance-based compensation that satisfies certain conditions. The Company is below this $1 million deduction limit. Options granted under the shareholder approved performance based LTI Plan are exempt from Section 162(m) of the Code because the awards under the plan are determined by a committee consisting only of those committee members whose only remuneration from the Company is paid in their capacity as directors, and because the option price is the market price at the time of grant. Therefore, the Committee believes that compensation arising from the exercise of outstanding stock options as well as options to be granted under the LTI Plan will be deductible for federal income tax purposes. It is the current policy of the Committee to only make restricted stock grants which allow the Company to have federal income tax deductions under Section 162(m).

In 1994, the Company adopted a Supplemental Executive Retirement Plan ("SERP") in order to provide certain key employees ("Participants") a deferred compensation benefit in the form of stock appreciation rights based upon compensation which each such Participant receives in excess of the limitation on compensation that can be counted for the Company's ESOP for the purpose of qualified retirement plans. It is the Company's intention that the SERP qualify as a plan which is unfunded and maintained primarily for the purpose of providing deferred compensation. The Company maintains for each Participant an account reflecting the number of units of deferred compensation awarded to the Participant. Each year the Company's Board of Directors determines the contribution that is made to the ESOP (see Summary Compensation Table footnote 2, page 12). The contribution is expressed as a percentage of the compensation of all of the employees in the ESOP (the "ESOP Percentage Contribution Rate"). The SERP provides that each SERP Participant shall receive deferred compensation units for each year as follows: (i) the Participant's taxable compensation for such year in excess of $150,000 (or such higher amount as is permitted to be counted for the purposes of the
ESOP) shall be multiplied by the ESOP Percentage Contribution Rate; (ii) the resulting amount is divided by the value of a share of the Company's Common Stock as of December 31 of such year; and (iii) the resulting number is the number of units awarded to the Participant. A unit is equal to the value of one share of the Company's Common Stock. To date the Committee and the Board of Directors have only approved 1994 contributions to the SERP on behalf of two of the Company's executive officers.

Under the SERP, upon termination of the employment of the Participant with the Company for any reason other than death, the Participant will be entitled to receive all amounts credited to the Participant's account as of the date of termination of employment. Such distribution will be in installments over a designated period of months. If termination of a Participant's employment occurs by reason of a Participant's death, the participant's designated beneficiary will be entitled to receive all amounts credited to the account of the Participant as of the date of his death.

Following a change of control of the Company (as defined in the SERP), the Participant will be entitled to receive all amounts credited to the Participant's account. Upon a change of control, distribution of the amounts credited to a Participant's account will begin in thirty (30) days following such change of control and shall be paid in one hundred twenty (120) equal monthly installments unless the Participant elects within a specified time period to receive the distribution in a lump sum or in sixty (60) equal monthly payments.

COMPENSATION OF THE MEMBERS OF THE OFFICE OF CHIEF EXECUTIVE

Steven P. Cloward continued his office as President and Chief Executive Officer until February 15, 1995, when the Company's Board of Directors established the Office of Chief Executive ("OCE") and elected John E. Siipola, as Chairman of the Board, Horst K. Mehlfeldt, as Vice Chairman of the Board, and Steven P. Cloward, as President, as members of the OCE. This required Messrs. Siipola and Mehlfeldt to become full time employees of the Company for the purpose of managing the Company and exploring all alternatives to enhance the value of the Company, as directed by the shareholders of the Company at their June 1994 meeting. This permitted
Mr. Cloward to continue his efforts with the Dealer Management Group to acquire the Company.

Since it was anticipated that this reorganization would exist for a short period of time until the acquisition of the Company by the Dealer Management Group could be consummated, the compensation of each member of the OCE consisted of a base salary and SARs, without annual incentive bonuses or long term incentives. Subject to vesting, each Unit as defined in the SAR agreements entitles the recipient to receive, in cash only, the difference between the Base Value (or $13.875 per share) of a share of Common Stock and the Market Value of a share of Common Stock on the Exercise Date. The right to exercise any Units granted did not vest until August 16, 1995.
Thereafter, the recipient's rights to exercise any Units granted vest at a rate of 16,662 Units on August 16, 1995 and at a rate of 2,777 Units on the 16th day of each month thereafter until January 16, 1998, at which time 2,805 unvested Units will vest. Such vesting shall occur only if the employee is in the full-time employ of the Company or any subsidiary of the Company on each vesting date. Each member of the OCE was also provided special severance plans which, in the case of Messrs. Siipola and Mehlfeldt, would be off-set by gains experienced under the SARs. At the February 12, 1996, meeting of the Company's Board of Directors, the special severance plans with Messrs. Mehlfeldt and Siipola were terminated and the Company's Executive Management Severance Policy was amended to include all members of the OCE. The Board also amended the monthly SAR vesting provisions so that in the event of a participant's termination of employment, the vesting would be accelerated to include the entire plan year in which such employment terminated.



               FRANK L. CARNEY          C. THOMAS WERNHOLM

(b)   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1995, 1994 and 1993, of those persons who were, at December 31, 1995 (i) members of the Office of the Chief Executive and (ii) the other four (4) most highly compensated executive officers of the Company whose annual salary and bonus from the Company exceeded $100,000 (See the following pages for footnotes).

I.   SUMMARY COMPENSATION TABLE



                                               Annual Compensation               Long  Term Compensation
                                        -------------------------------    ---------------------------------
                                                                  Other    Restricted
                                                                 Annual         Stock                               All Other
Name and Principal                      Salary     Bonus   Compensation      Award(s)               Options/     Compensation
Position                      Year        ($)       ($)             ($)           ($)             SARs(#)(1)           ($)(2)
- ------------------------------------------------------------------------------------------------------------------------------
John E. Siipola,              1995    $166,615      ----      $ 4,482(6)         ----      D&EP           411            ----
Member of the Office                                                                       SAR        100,000
of the Chief Executive        1994        ----      ----      $49,400(6)         ----      D&EP           452            ----
and Chairman of the
Board of Directors            1993        ----      ----      $41,800(6)         ----      D&EP           700            ----


Horst K. Mehlfeldt,           1995    $149,077      ----      $ 9,741(4)(6)      ----      D&EP         1,368            ----
Member of the Office                                                                       SAR        100,000
of the Chief Executive        1994        ----      ----      $67,818(7)         ----      D&EP         1,507            ----
and Vice-Chairman of the
Board of Directors            1993        ----      ----      $22,600(6)         ----      D&EP         1,647            ----


Steven P. Cloward,            1995    $185,458      ----         ----            ----      SAP        100,000         $ 7,500
Member of the Office                                                                       SERP           118
of the Chief Executive        1994    $215,000   $88,209         ----        $103,277      LTIP        25,049         $15,156
and President                                                                              D&EP         1,184
                                                                                           SERP           502

                              1993    $195,000   $17,218       $8,700(5)         ----      LTIP        17,700         $21,298




                                               Annual Compensation               Long  Term Compensation
                                        -------------------------------    ---------------------------------
                                                                  Other    Restricted
                                                                 Annual         Stock                               All Other
Name and Principal                      Salary     Bonus   Compensation      Award(s)               Options/     Compensation
Position                      Year        ($)       ($)             ($)           ($)             SARs(#)(1)           ($)(2)
- ------------------------------------------------------------------------------------------------------------------------------
John B. Adams, Executive      1995    $150,500   $31,711      $2,145(5)         ----      SERP           88           $ 7,500
Vice President, Chief
Financial Officer,            1994    $145,000   $66,922      $8,580(5)      $69,654      LTIP       16,893           $10,596
Treasurer and Assistant                                                                   D&EP          377
Secretary                                                                                 SERP          203

                              1993    $129,000   $39,946      $7,800(5)         ----      LTIP       12,197           $16,944


Thomas L. Staker,             1995    $129,500   $27,163      $  200            ----                                  $ 7,500
Senior Vice President -
Operations                    1994    $125,000   $32,855                     $45,988       N/A         ----           $ 7,500

                              1993    $110,000   $10,792         ---         $24,195(3)   LTIP        1,354           $12,121


Ronald H. Lautzenheiser,      1995    $115,000   $17,475      $2,180(5)         ----       N/A         ----           $ 7,010
Vice President - Business
Development                   1994    $110,000   $27,187      $7,920(5)      $53,954       N/A         ----           $ 6,874

                              1993    $104,000   $15,936      $7,200(5)         ----      LTIP        5,245           $12,044


Gregory L. Roquet,            1995    $ 83,000   $22,596     $21,398(4)         ----       N/A         ----           $ 5,289
Regional Vice President
                              1994    $ 80,000   $27,009     $13,504(4)      $29,439(3)    N/A         ----           $ 5,356

                              1993    $ 72,734   $ 3,571     $6,059(4)          ----      LTIP        3,546           $ 7,684

- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------



(1) "D&EP" reflects options granted under the Big O Tires, Inc. Director and Employee Stock Option Plan (also referred to as "D&E Option Plan" and "D&E Options"). "LTIP" reflects options granted under the Big O Tires, Inc. Long Term Incentive Plan.

(2) Includes contributions under the Company's Employee Stock Ownership Plan ("ESOP"), that is a stock bonus type of retirement benefit plan meeting the requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and is designed as a defined contribution plan. The ESOP invests primarily in "employer securities" (i.e., the Company's Common Stock) for the exclusive benefit of its participating employees ("Participants"). The ESOP prohibits Participants from making any contributions to the Plan. Employees of the Company and its wholly-owned subsidiaries ("Employees") who complete more than 1,000 hours of service within 12 consecutive months, who are 18 years of age or older during the calendar year, and who are not covered by a collective bargaining agreement (of which there is none) are eligible to participate in the ESOP. Neither the Directors of the Company (nor its subsidiaries) who are not otherwise employees of the Company (or its subsidiaries) nor the employees of the Company-owned Big O Tires retail stores are eligible to participate in the ESOP.

Includes the value of units granted under the Company's Supplemental Executive Retirement Plan ("SERP"). The SERP is a deferred compensation benefit based upon compensation which each participant receives in excess of the limitation on compensation that can be counted for the Company's ESOP. It is the Company's intention that the SERP qualify as a plan which is unfunded and maintained primarily for the purpose of providing deferred compensation. The value of units granted on behalf of Messrs. Cloward and Adams totaled a vested share value of $7,656 and $3,096, respectively at December 31, 1994. (See the "Report of the Human Resources Committee on Executive Compensation" for a more complete description of the SERP.)

(3) At December 31, 1995, Messrs. Cloward, Adams, Lautzenheiser, Staker and Roquet held 11,370, 7,552, 3,495, 4,479 and 1,907 shares, respectively, of Common Stock that had been granted to them pursuant to the LTIP. Based on the closing sale price of the Company's Common Stock on December 31, 1995, Mr. Cloward's unvested shares had a value of $80,940, Mr. Adams' unvested shares had a value of $54,240, Mr. Lautzenheiser's unvested shares had a value of $34,950, Mr. Staker's unvested shares had a value of $43,290 and Mr. Roquet's unvested shares had a value of $19,065. Twenty percent of the shares of Common Stock that have been granted prior to 1994 to Messrs. Cloward, Adams and Staker vest each year after the grant date. Shares of Common Stock granted in 1994 vest over a three year period.

(4) Includes payment of relocation expenses of $6,615 and $21,198 for Messrs. Mehlfeldt and Roquet, respectively, for the fiscal year ending December 31, 1995. Includes $13,404 in relocation expenses for Mr. Roquet in the year ended December 31, 1994. Includes $5,759 in relocation expenses for Mr. Roquet for the year ended December 31, 1993.

(5)  Includes payment of an automobile allowance.

(6) Includes 1995 Board of Director compensation of $3,126 and $4,482 for Messrs. Mehlfeldt and Siipola, respectively. The amounts listed in years 1993 for Messrs Mehlfeldt and Siipola, and in 1994 for Mr. Siipola are also for Board of Director compensation.

(7) Includes remuneration for consulting services in the amount of $36,167 and Board of Director compensation in the amount of $31,651.

II.  OPTION GRANTS TABLE


                                          Option/SAR Grants in Last Fiscal Year
                                          -------------------------------------

                                                                                                  Potential Realizable Value
                                                                                                 Value at Assumed Annual Rates
                                                                                                  of Stock Price Appreciation
                                                 Individual Grants                                     for Option Term(1)
                           --------------------------------------------------------------------  -----------------------------

                                                       % of Total
                                       Options/      Options/SARs     Exercise or
                                           SARs        Granted to            Base
                                        Granted      Employees in           Price     Expiration       5%         10%
Name(3)                     Plan(2)         (#)       Fiscal Year          ($/SH)           Date       ($)        ($)
- ------------------------------------------------------------------------------------------------------------------------------
John E. Siipola,            D&EP            411            19.24%          $1.625       12/31/04     $9,542     $15,589
Member of the Office of      SAR        100,000            33.33%         $13.875          NA      $131,250    $137,500
the Chief Executive


Horst K. Mehlfeldt,         D&EP          1,368            64.04%          $1.625       12/31/04    $31,759     $51,888
Member of the Office of      SAR        100,000            33.33%         $13.875          NA      $131,250    $137,500
the Chief Executive


Steven P. Cloward, Member    SAR        100,000            33.33%         $13.875          NA      $131,250    $137,500
of the Office of the Chief
Executive and President


John B. Adams, Executive
Vice President, Chief
Financial Officer,
Treasurer and
Assistant Secretary

Thomas L. Staker, Senior
Vice President -
Operations

Ronald H. Lautzenheiser,
Vice President -
Marketing

Gregory L. Roquet,
Regional Vice President -
Southwest Region

- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------



(1) Based on Common Stock price of $15.125 on April 19, 1996, and a total of 3,317,916 shares of Common Stock outstanding. The total potential stock appreciation from 1995 to 2005 for all shareholders at an assumed stock price appreciation of 5% and 10% is $52,692,654 and $55,201,828, respectively.

(2) In February 1995, the Board of Directors approved a grant of stock appreciation rights ("SARs") on behalf of Messrs. Cloward, Mehlfeldt and Siipola. Subject to vesting requirements stipulated in the SAR agreement, each member of the Office of the Chief Executive received a grant of 100,000 share equivalent units (the "Units") each of which shall represent an equal, undivided interest in the future appreciation in the value of a share of the Company's Common Stock. Subject to vesting, each Unit entitles the recipient to receive, in cash only, the difference between the Base Value (or $13.875 per share, which was the price of the Company's Common Stock on the date of grant) of a share of Common Stock and the Market Value of a share of Common Stock on the Exercise Date. The right to exercise any Units granted will not vest until August 16, 1995. Thereafter, the recipient's rights to exercise any Units granted shall vest at a rate of 16,662 Units on August 16, 1995 and at a rate of 2,777 Units on the 16th day of each month thereafter until January 16, 1998, at which time 2,805 unvested Units will vest. Such vesting shall occur only if the employee is in the full-time employ of the Company or any subsidiary of the Company on each vesting date. (See also Item 13. Certain Relationships and Related Transactions, Paragraphs 7 and 8).

(3) No gain to the optionees is possible without an increase in stock price, which will benefit all shareholders.

III. VALUE OF OPTIONS AT DECEMBER 31, 1995



                          Aggregated Option/SAR Exercises in last Fiscal Year and FY-End Option/SAR Values


                                                                                 Number of Securities       Value of Unexercised
                                                                               Underlying Unexercised               In-The-Money
                                                                                      Options/SARs at            Options/SARs at
                                                                                           FY-END (#)                 FY-END ($)
                                                                                           ----------                 ----------
                               Shares Acquired                Value                      Exercisable/               Exercisable/
Name                               on Exercise      Realized ($)(1)                     Unexercisable              Unexercisable
- ---------------------------------------------------------------------------------------------------------------------------------
John E. Siipola,                             0                    0      D&EP                  3,782/                   $53,157/
Member of the Office of                                                                           411                     $5,497
the Chief Executive                                                    SAR(2)                 27,770/             $31,241/81,259
                                                                                              72,230
Horst K. Mehlfeldt,                          0                    0      D&EP                  3,154/                   $42,864/
Member of the Office of                                                                         1,368                    $18,297
the Chief Executive                                                    SAR(2)                 27,770/             $31,241/81,259
                                                                                              72,230
Steven P. Cloward,                           0                    0      D&EP                 12,284/                  $177,239/
President and Chief                                                                                 0                          0
Executive Officer
                                                                         LTIP                 16,955/                  $167,882/
                                                                                               42,479                    $48,675

                                                                         SERP                    620/                    $9,455/
                                                                                                    0                          0

                                                                       SAR(2)                 27,770/             $31,241/81,259
                                                                                              72,230
John B. Adams, Executive                     0                    0      D&EP                  4,922/                   $70,916/
Vice President, Chief                                                                               0                          0
Financial Officer,
Treasurer and Assistant                                                  LTIP                 11,054/                  $109,447/
Secretary                                                                                      29,090                    $33,542

                                                                         SERP                    291/                    $4,438/
                                                                                                   NA                         NA

Thomas L. Staker, Senior                     0                    0      LTIP                  3,681/                   $36,235/
Vice President - Operations                                                                     1,354                     $3,724

Ronald H. Lautzenheiser,                     0                    0      LTIP                  3,804/                   $37,446/
Vice President -                                                                                5,245                    $14,424
Business Development

Gregory L. Roquet,                           0                    0      LTIP                  4,684/                   $46,533/
Regional Vice President -                                                                       3,546                     $9,752
Southwest Region

- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------


(1)  The Value Realized is based on the sale price.
(2) The Value of Exercisable In-the-Money SARs at FY-End was determined by the difference in the Company's Common Stock at December 31,1995 and the $13.875 Base Value of each SAR Unit.

IV.  FIVE YEAR SHAREHOLDER RETURN COMPARISON

The regulations of the United States Securities and Exchange Commission require that the Company include herein a line-graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with the NASDAQ Market Index and either a nationally recognized industry standard or an index of peer companies selected by the Company. The Board of Directors has approved a group of five (5) other franchisors and/or tire and other auto aftermarket wholesale distributors which have been used for purposes of this performance comparison which appears below. These companies were selected based on similar business segments and/or market capitalization to that of the Company. A list of these companies follows the graph below:


                                 [GRAPH APPEARS HERE]


Measurement Period
(Fiscal Year Covered)

Measurement Pt-                  Big O Tires, Inc.              Peer Group         Broad Market
12/31/90                             $100                         $100                $100
FYE 12/31/91                         $125                         $213                $128
FYE 12/31/92                         $350                         $252                $130
FYE 12/31/93                         $380                         $312                $156
FYE 12/31/94                         $407                         $261                $163
FYE 12/31/95                         $400                         $322                $212


- -------------------------------------------------------------------------------
                  Assumes $100.00 invested on January 1, 1990
                          Assumes Dividend reinvested.
                      Fiscal Year ended December 31, 1995

                              SELECTED PEER GROUP:

                                  BANDAG, INC.
                           GOODYEAR TIRE & RUBBER CO.
                            GREASE MONKEY HOLDING CO.
                           REPUBLIC AUTOMOTIVE PARTS
                                 TRAK AUTO CO.
- -------------------------------------------------------------------------------

(c)  COMPENSATION OF DIRECTORS

Directors of the Company who are not otherwise employees receive annual compensation of $12,000 plus $1,000 for each meeting that they attend, $400 for the first two hours of each telephone conference call in which they participate and an additional $200 each hour or part thereof exceeding two hours. Until December 1995 when the D&E Option Plan was terminated, each such Director was to elect to purchase $6,000 in options under the D&E Option Plan or such compensation was to be forfeited. Such $6,000 amount was offset against the $12,000 annual compensation. Upon termination of the D&E Option Plan, the $12,000 annual compensation, noted above, reverted to an all cash bases effective January 1, 1996. In addition, the Chairman of the Board of Directors receives a $5,000 annual retainer, which in the case of Mr. Siipola will be paid pro rata as to the portion of 1995 he was not an employee of the Company. Each non-employee Director who is a member of the Executive Committee of the Board (currently all Executive Committee members are employees) receives an additional $6,000 as annual compensation for serving on this Committee plus $1,000 for each meeting attended which is not scheduled in conjunction with regularly scheduled meetings of the Board of Directors. Each Investment Committee member receives $3,000 per year; such
compensation is paid on a quarterly basis.   Each non-employee Director who
serves on any other Committee of the Board receives $2,000 as an annual retainer for service on each such Committee, plus $1,000 for each meeting that is specially approved by the entire Board when such Committee meeting is not held in conjunction with regularly scheduled Board meetings. In addition to the Executive Committee, the Board has three standing committees, as follows - Audit Committee, Human Resources Committee, Investment Committee.

All reasonable, ordinary, and necessary travel, lodging, meals, and other out-of-pocket expenses incurred by members of the Board of Directors in fulfilling their responsibilities are paid for or are reimbursed by the Company.

(b)  COMPENSATORY ARRANGEMENTS WITH CERTAIN EXECUTIVE OFFICERS

In February 1995, management of the Company was restructured, creating the Office of the Chief Executive. Members of the Office of the Chief Executive consist of the Company's Chairman, John E. Siipola; Vice-Chairman, Horst K. Mehlfeldt; and President, Steven P. Cloward. Concurrent with the creation of the Office of the Chief Executive, the Committee and the Company's Board of Directors approved a grant of Stock Appreciation Rights ("SAR") to the members of the Office of the Chief Executive ("Members"), which was subsequently granted effective this same date. The SAR agreement provides that each Member received a grant of 100,000 share equivalent units (the "Units"), each of which represents an equal, undivided interest in the future appreciation in the value of a share of the Company's Common Stock. The SAR agreement provides, subject to a certain vesting schedule stipulated in the agreement, that each Unit shall entitle each Member to receive, in cash only, the difference between the base value (defined in the agreement as $13.875 per share, which was the price of the Company's Common Stock on the date of grant) of a share of Common Stock and the market value of a share of Common Stock on the exercise date. At its February 12, 1996 meeting, the Company's Board of Directors amended the monthly vesting provisions so that in the event of a participant's termination of employment, the vesting would be accelerated to include the entire plan year in which such employment terminated. (See also Item 13. the Certain Relationships and Related Transactions.)


In March 1995, the Board of Directors agreed to an arrangement regarding severance payments that will be made to Messrs. Mehlfeldt and Siipola in the event that a change of control of the Company takes place between February
15, 1995 and August 16, 1995, inclusive. The severance package will consist solely of a lump sum payment of $150,000 in the event that such change of control occurs and their respective positions within the Company terminates as a result of such change of control. In July 1995, the Company revised this severance package by offsetting the lump sum payment with any amounts Messrs. Mehlfeldt and Siipola would realize from the exercise of rights granted under the Stock Appreciation Rights Agreement, described above. At the February 12, 1996, meeting of the Company's Board of Directors, the severance package with Messrs. Mehlfeldt and Siipola were terminated and the Company's Executive Management Severance Policy was amended to include all members of the OCE. In April 1996, the Company's Board of Directors agreed that if the Merger of the Company with a subsidiary of TBC Corporation
("TBC") or with TBC, Messrs. Siipola and Mehlfeldt will resign their positions with the Company and each receive a lump sum payment of $208,613 and $186,654 respectively, rather than the payments of base salary as provided for under the Company's Executive Management Severance Policies. In addition, the
Board of Directors agreed that the Company would continue to provide fifteen
(15) months medical and dental insurance benefits, or until such time as other employment has been secured, and it would repurchase the 66,648 units under each of the SAR Agreements of Messrs. Siipola and Mehlfeldt for a total amount of $174,951 each. Although the parties are in agreement as of April 26, 1996, the Separation Agreements have not yet been finalized.

(e) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS DURING 1995

During the Company's fiscal year ended December 31, 1995, Frank L. Carney and
C. Thomas Wernholm served as members of the Human Resources Committee (the "Compensation Committee") of the Company's Board of Directors. Messrs. Carney and Wernholm are not now, and never have been an officer or employee of the Company or its subsidiaries. No member of the Compensation Committee has served as a member of the compensation committee of any other entity or as a director of another entity, the executive officers of which have served on the Human Resources Committee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following persons are the only persons known to the Company who, on April 19, 1996, owned beneficially more than 5% of the outstanding shares of the Company's Common Stock:



NAME AND ADDRESS OF                           AMOUNT AND NATURE OF               PERCENT
BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP              OF CLASS
- -------------------                           --------------------              --------
Big O Tires, Inc.                                   496,243(1)                   14.96%
Employee Stock Ownership Plan ("ESOP")
11755 East Peakview Avenue
Englewood, Colorado  80111

Balboa Investment Group, L.P.,                      320,500(2)                    9.66%
a California limited partnership and
Mr. Kenneth W. Pavia, Sr., the sole general
partner of this partnership
1101 East Balboa Boulevard
Newport Beach, California  92661-1313

Maurice D. Sabbah, et al.                           190,265(3)                    5.73%
262 East Moorehead Street
P.O. Box 700
Burlington, North Carolina  27216


(1) Of the 496,243 shares of Common Stock in the ESOP, all shares of Common Stock will be allocated to Participants' accounts as of December 31, 1995. Each Participant has voting power over the shares of Common Stock allocated to his or her account. The ESOP Administrator shall direct the Trustee concerning the exercise of any voting rights of the Company Common Stock which are not passed through to Participants or are not exercised by Participants, including shares of the Company's Common Stock which are held in an unallocated ESOP suspense account.

(2) In a Schedule 13D, as amended, the Company was notified that these persons held these shares of Common Stock. (See also the "Certain Relationships and Related Transactions".)

(3) In a Schedule 13D dated December 6, 1993, the Company was notified that these persons held these shares of Common Stock.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

The following table shows, as of April 19, 1996, the shares of the Company's outstanding Common Stock beneficially owned by each Director of the Company and the shares of the Company's outstanding Common Stock beneficially owned by all Executive Officers and Directors of the Company as a group:



NAME OF                                       AMOUNT AND NATURE OF               PERCENT
BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP(1)(9)         OF CLASS(9)
- -------------------                           --------------------------         -----------
John B. Adams                                       55,109(2)(8)(9)                1.65%
Ronald D. Asher                                     16,520(3)(8)                       *
Frank L. Carney                                      1,780(8)                          *
Steven P. Cloward                                  122,578(4)(8)(9)                3.64%
Everett H. Johnston                                  1,452(8)                          *
Robert K. Lallatin                                     369(5)
Horst K. Mehlfeldt                                   4,522(8)                          *
John E. Siipola                                      5,193(8)                          *
Ralph J. Weiger                                      3,414(8)                          *
C. Thomas Wernholm                                  19,589(6)                          *

All Current Directors and Executive                       (2)(3)(4)
Officers as a Group (17 persons)                   355,320(5)(6)(7)(8)(9)         10.19%


* Percent of shares of Common Stock beneficially owned by this Director does not exceed 1% of the Company's outstanding Common Stock.

(1) Unless otherwise indicated, the shares are held directly in the names of the beneficial owners and each person has sole voting and sole investment power with respect to the shares.

(2) Includes 1,311 shares of Common Stock owned jointly by Mr. Adams and his wife, over which shares Mr. Adams may be deemed to have shared voting and investment power, and includes 18,073 shares of Common Stock that have been allocated or are expected to be allocated to Mr. Adams in the ESOP, over which shares Mr. Adams has and will have sole voting power.

(3) Includes beneficial ownership by R & A Asher, Inc., a California corporation ("R & A"), of 156 shares of Common Stock. Mr. Asher and his wife each own 50% of the issued and outstanding capital stock of R & A, and Mr. Asher may be deemed to have shared voting and investment power over the 156 shares. Includes approximately 470 shares owned by a retirement trust in which Mr. Asher and his wife are co-trustees.

(4) Includes 25,110 shares owned directly by Mr. Cloward's wife, over which shares Mr. Cloward may be deemed to have shared voting and investment power, and includes 39,159 shares that have been allocated or are expected to be allocated to Mr. Cloward in the ESOP, over which shares Mr. Cloward has and will have sole voting power.

(5) Includes 410 shares owned by B & G Tire, Inc. of which Mr. Lallatin is the President and 51% owner.

(6) Includes 2,952 shares of Common Stock owned jointly by Mr. Wernholm and his wife and over which shares Mr. Wernholm may be deemed to have shared voting and investment power over such shares.

(7) Includes the following shares of Common Stock that have been allocated or are to be allocated to the following Executive Officers not named above who participate in the ESOP, over which shares these Executive Officers will have sole voting power:

     NAME                                      NO. OF SHARES
     ----                                      -------------

     Dennis J. Fryer                               7,628
     Allen E. Jones                                7,214
     Ronald H. Lautzenheiser                      11,218
     Kelley A. O'Reilly                            4,118
     Gregory L. Roquet                             6,241
     Thomas L. Staker                              7,085
     Philip J. Teigen                              6,017
     Bruce H. Ware                                 8,321

(8) Included in the above share figures are shares of Common Stock underlying presently exercisable options granted under the Big O Tires, Inc. Director and Employee Stock Option Plan owned by the following Directors and Executive Officers:

                                                NO. OF SHARES
                                             UNDERLYING PRESENTLY
     NAME                                    EXERCISABLE OPTIONS
     ----                                    --------------------

     John B. Adams                                   4,922
     Ronald D. Asher                                15,894
     Frank L. Carney                                 1,780
     Steven P. Cloward                              12,284
     Everett H. Johnston                             1,452
     Allen E. Jones                                    906
     Horst K. Mehlfeldt                              4,522
     John E. Siipola                                 4,193
     Philip J. Teigen                                  833
     Bruce H. Ware                                     302
     Ralph J. Weiger                                 1,767
     C. Thomas Wernholm                             16,637

(9) Included in the above share figures are shares of restricted Common Stock granted under the Big O Tires, Inc. Long Term Incentive Plan, over which shares the following Executive Officers have sole voting power and includes shares of Common Stock underlying presently exercisable options granted under the LTI Plan:

     NAME                      NO. OF SHARES           NO. OF OPTIONS
     ----                      -------------           --------------

     John B. Adams                 7,552                   23,251
     Steven P. Cloward            11,370                   34,655
     Dennis J. Fryer               1,716                    2,496
     Allen E. Jones                1,716                    7,180
     Ronald H. Lautzenheiser       3,495                    9,049
     Kelley A. O'Reilly            2,065                        0
     Gregory L. Roquet             1,907                    8,230
     Thomas L. Staker              4,479                    5,035
     Philip J. Teigen              1,634                    4,961
     Bruce H. Ware                 1,764                    7,899

(10) The beneficial ownership and percentages for each person and the group have been reported and calculated as if the presently exercisable options owned by each person or the group referred to in the preceding footnotes had been exercised.

(c) CHANGES IN CONTROL

With the exception of the potential acquisition of the Company by TBC Corporation as is discussed on page 3 of Item 1, of this Annual Report on Form 10-K, the Company does not know of any arrangement, the operation of which may at a subsequent date, result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. Ronald D. Asher, through various corporations, owns various interests in thirty (30) franchised Big O Tires retail stores.
     During the fiscal year ended December 31, 1995, these stores purchased approximately $5,872,000 in tires and other products from the Company on the same basis as other franchisees of the Company and paid subrents of approximately $180,000 to the Company pursuant to certain real estate subleases for such stores.

     In 1991 and 1992, the Company, through a wholly-owned subsidiary, entered into joint ventures with the C.S.B. Partnership ("C.S.B.") and the S.A.N.D.S. Partnership ("S.A.N.D.S."), both California partnerships, for the purpose of opening new and purchasing existing Company franchised Big O Tires retail stores (the "Retail JVs"). A corporation owned by a retirement trust in which Mr. Asher and his wife are co-trustees is a partner in both C.S.B. and S.A.N.D.S.. The Retail JVs opened one (1) Company franchised Big O Tires retail store in 1991 and five (5) Company franchised Big O Tires retail stores in 1992 and, also in 1992, purchased three (3) Company franchised Big O Tires retail stores from persons not affiliated with the Company; all such stores are located in Southern California and Arizona. Under the Retail JV agreements with C.S.B. and S.A.N.D.S., the Company contributed $55,000 of inventories and also provided joint and several agreements for debt financing and/or leasing for each new Retail JV store. C.S.B. and S.A.N.D.S. provided working capital of $30,000 and received a $25,000 "equity credit" for opening each new Retail JV store and also provided joint and several agreements for debt financing and/or leasing for each new Retail JV store. The Company also agreed to advance on a short-term basis up to $250,000 in loans to the Retail JV with C.S.B.. Interest on such advances is the Company's cost of borrowing plus two percent (2%). In 1993, C.S.B., the Big O/C.S.B. Joint Venture and the Big
     O/S.A.N.D.S. Joint Venture each entered into a loan agreement and promissory note pertaining to receivables due and payable pursuant to inventory purchases.

     In October and November 1994, the Company sold to an investor certain note receivables from C.S.B. and the Big O/C.S.B. Joint Venture and the Big O/ S.A.N.D.S. Joint Venture. In connection with the sale of these and other notes, the Company entered into an Ultimate Net Loss Agreement with the investor which limits the Company's guarantee for payment of these Notes to fifty percent (50%) of the aggregate unpaid balance of the purchased Notes at the end of each year. C.S.B. is negotiating with this investor or others to restructure the terms of these notes and the Company has agreed to continue its fifty percent (50%) guarantee under the restructured terms.

     The Company, through its wholly-owned subsidiary, sold to C.S.B. its interest in the Big O/C.S.B. Joint Venture effective October 1, 1994. C.S.B. assumed the Company's portion of any liabilities in the joint venture as represented by the Company's 50% interest in the joint venture, and as additional consideration, C.S.B. has agreed to pay the sum of Five Hundred Fifty Thousand Dollars ($550,000) by execution and delivery of a promissory note to be amortized over a ten (10) year term with an interest rate charged by the Company's primary commercial lender (currently The First National Bank of Chicago), plus 2%. Under the agreement covering this joint venture interest sale, C.S.B. is obligated to wind-up and dissolve the Big O/C.S.B. Joint Venture.

     In 1995, the Big O/S.A.N.D.S. Joint Venture, sold all three of its Big O Tires retail stores in Arizona. Two of these sales have been consummated and the third sale will be consummated in the near future. The partners will then wind-up and dissolve the Big O/S.A.N.D.S. Joint Venture.

     In January 1996, the Company sold to C.S.B. $250,000 in inventory and received from C.S.B. a $250,000 promissory note to be amortized over a ten (10) year term with an interest rate charged by the Company's primary commercial lender (currently The First National Bank of
     Chicago), plus 2%. The obligations under this note are secured by the pledge of 1,880 shares of Big O Tires, Inc. $.10 par value common stock, the pledge of a $47,000 promissory not and the pledge of a partnership interest that owns a leasehold interest and the Big O Tires retail store facilities in Oceanside, California.

     In 1996, the Company has obtained the agreement of C.S.B. that C.S.B. will sell certain of its 16 Big O Tires retail stores. The Company has agreed to assist C.S.B. in this sales effort.

2. At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution calling for the Company to engage an investment banker to explore all alternatives for enhancing the value of the Company. In implementing this resolution, the Company's Board of Directors established the Investment Committee of the Board which retained PaineWebber Incorporated to fulfill this shareholder proposal. In September 1994, the proponent of the June 1994 shareholder proposal, Mr. Kenneth W. Pavia, Sr., the sole general partner of Balboa Investment Group, L.P., a California limited partnership (the "Balboa Group"), upon invitation by the Board, entered into a confidentiality agreement with the Company and began assisting the Investment Committee in this process, such assistance was continued from time during the year ended December 31, 1995.

3.   On September 22, 1994, Mr. Mehlfeldt entered into a Consulting
     Agreement with the Company. Mr. Mehlfeldt was retained by the Company to serve as a full time representative to assist the Company in fulfilling the directives of the June 1994 shareholder proposal. Pursuant to the terms of the Consulting Agreement, as amended, Mr. Mehlfeldt received
     $3,750 in 1995 remuneration for his consulting services.   On February
     15, 1995, the Consulting Agreement was terminated.

4. On December 2, 1994, a group of senior Company managers and franchised dealers ("Dealer-Management Group") submitted an offer to the Company to acquire all of the outstanding shares of common stock of the Company not owned by them for $18.50 per share in a cash merger (the "Acquisition Proposal") reflecting a total purchase price of approximately $83 million. The Acquisition Proposal was subject to a number of conditions, including the Dealer Management Group's ability to obtain the necessary financing and the Company's agreement to deal exclusively with the Dealer Management Group for a period of 120 days. On December 23, 1994, the Company announced that the Investment Committee had agreed to enter into a period of exclusive negotiations with, and agreed to pay certain expenses of, the Dealer Management Group and on January 20, 1995, the Company agreed to extend until February 8, 1995, the period of exclusive negotiations. The Acquisition Proposal, which would have taken the Company private, was led by the Company's President, Steven P. Cloward and other officers of the Company and franchisees acting on behalf of certain of the Company's franchisees.
     On February 7, 1995, the Company was notified that the Dealer Management Group and elected not to continue negotiations to acquire the Company due to the difficulties in obtaining commitments for the elements of financing necessary to consummate the acquisition and the resulting inability of the representatives of the dealers and management to reach mutual understandings on certain fundamental issues relating to the acquisition. At that time, the Dealer Management Group expenses the Investment Committee agreed to pay totaled $203,152. At the time the Dealer Management Group withdrew the offer to acquire the Company, the Company was also informed by representatives of management and similarly by the dealers that they continue to be interested in completing a purchase of the Company on mutually agreeable terms. The Company advised the management representatives and similarly the dealers that it would consider credible proposals but the Board of Directors would continue to review all alternatives to enhance the value of the Company. In February 1995, management of the Company was restructured, creating the Office of the Chief Executive. Members of the Office of the Chief Executive consist of the Company's Chairman, Vice-Chairman and President. The Board of Directors permitted the Company's President to devote a portion of his time to efforts to acquire the Company until such time as the Board of Directors advised otherwise.

     On April 6, 1996, the Company announced that a group substantially similar to the Dealer-Management Group (the "Acquisition Group") made a proposal to acquire the outstanding shares of the Company for a cash price of $16.00 per share (the "Second Acquisition Proposal"). The Second Acquisition Proposal was subject to a number of conditions, including the ability to obtain the necessary financing, participation in the Acquisition Group of not less than 80% of the shares held by the Company's Employee Stock Ownership Plan ("ESOP"), the ability of the ESOP to obtain an acceptable fairness opinion, approval by and participation in the Acquisition Group of not less than 85% of the Company franchisees and the negotiation of a definitive merger agreement. In consideration of the efforts to consummate the Second Acquisition Proposal, the Acquisition Group requested the Company agree to advance or reimburse certain expenses incurred by the Acquisition Group. This Second Acquisition Proposal expired by its terms on April 13, 1995, but the Company announced that it had requested further negotiations with the Acquisition Group. On April 13, 1995, the Investment Committee also declined to reimburse the Acquisition Group for certain expenses incurred by the Acquisition Group in pursuing the proposal. The following officers of the Company are included in the Acquisition Group: Steven P. Cloward, John B. Adams, Ronald H. Lautzenheiser, Dennis Fryer, Allen E. Jones, Kelley A. O'Reilly, Gregory
     L. Roquet, Thomas L. Staker, Philip J. Teigen, Bruce H. Ware and Bradley
     R. Findlay.

     In June 1995, the Company's Board of Directors approved in principle a proposal to recommend to the Company's shareholders that the shareholders sell at a price of $16.50 per share to a group consisting of the same group of the Company's franchised dealers and senior managers (the "Acquisition Group"). In July 1995, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with BOTI Holdings, Inc. and BOTI Acquisition Corp., (collectively "BOTI"), companies formed by the Acquisition Group to accomplish the merger. The Merger Agreement was subject to approval of the Company's stockholders. Among other conditions, the consummation of the merger was also subject to the receipt of fairness opinions, the Acquisition Group obtaining acceptable financing, participation in the acquisition by not less than 80% of the shares held by the Company's ESOP and participation in the acquisition by not less than 85% of the franchised Big O Tire stores as of the date of the Merger Agreement, which later was reduced to 82%. In March 1996, the Acquisition Group provided the Company a review as to the status of all of these conditions and requested an additional 180 day exclusive period in order to complete the transaction contemplated by the Merger Agreement. On March 13, 1996, the Company terminated the Merger Agreement. As of March 31, 1996, the Company reimbursed approximately $969,000 of the Acquisition Group's expense relating to the now terminated Merger Agreement. The parties are presently negotiating reimbursement of additional expenses incurred by the Acquisition Group as well as the receipt of certain mutual releases and indemnities of certain members of the Dealer Management Group.

5. In October 1994, a member of the Office of the Chief Executive and President, Steven P. Cloward, together with a Senior Vice President - Operations of the Company, Thomas L. Staker, became part owners in a corporation that owns a franchised Big O Tires retail store. Effective February 1996, Messrs. Cloward and Staker sold their interest in this store to a third party. During the fiscal year ended December 31, 1995, this store purchased approximately $152,000 in tires and other products from the Company on the same basis as other franchisees of the Company. Mr. Staker is also a 25% stockholder, Secretary, and Director in a corporation that has owned a franchised Big O Tires retail store since August 1982. During the fiscal year ended December 31, 1995, this store purchased approximately $481,000 in tires and other products from the Company on the same basis as other franchisees of the Company. In November 1993, the Company's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, John B. Adams, became a part-owner of a limited liability company that owns a franchised Big O Tires retail store. During the fiscal year ended December 31, 1995, this store purchased approximately $443,000 in tires and other products from the Company on the same basis as other franchisees of the Company.

6. Robert K. Lallatin, who is a director of the Company, is a part-owner of B & G Tire, Inc., an Idaho corporation, that has owned a franchised Big O Tires retail store in Idaho since November 1981. B & G Tire, Inc. acquired its second Idaho franchised Big O Tire retail store in August 1989. During the fiscal year ended December 31, 1995, these stores purchased approximately $1,116,000 in tires and other products from the Company on the same basis as other franchisees of the Company. Mr. Lallatin is also a part-owner of B & G Jackson Partnership, an Idaho general partnership that owns a franchised Big O Tires retail store in Wyoming since February 1992. During the fiscal year ended December 31, 1995, this store purchased approximately $397,000 in tires and other products from the Company on the same basis as other franchisees of the Company.

7. In February 1995, management of the Company was restructured, creating the Office of the Chief Executive. Members of the Office of the Chief Executive consist of the Company's Chairman, Mr. John E. Siipola, Vice-Chairman, Mr. Horst K. Mehlfeldt, and President, Mr. Steven P. Cloward. The Board of Directors permitted the Company's President to devote a portion of his time to efforts to acquire the Company until such time as the Board of

     Directors advised otherwise. (See also Paragraph 4 of this section.) Concurrent with the restructuring of the Company's management, the Board of Directors approved a grant of stock appreciation rights ("SARs") on behalf of Messrs. Cloward, Mehlfeldt and Siipola. The
     Board of Directors believe that SARs provide strong incentives for its top executive officers for superior longer-term future performance. The SAR awards will increase or decrease in value based upon the future price of the Company's Common Stock. Subject to vesting requirements stipulated in the SAR agreement, each member of the Office of the Chief Executive received a grant of 100,000 share equivalent units (the "Units") each of which shall represent an equal, undivided interest in the future appreciation in the value of a share of the Company's Common Stock. Subject to vesting, each Unit entitles the recipient to receive, in cash only, the difference between the Base Value (or $13.875 per share) of a share of Common Stock and the Market Value of a share of Common Stock on the Exercise Date. The right to exercise any Units granted will not vest until August 16, 1995. Thereafter, the recipient's rights to exercise any Units granted shall vest at a rate of 16,662 Units on August 16, 1995 and at a rate of 2,777 Units on the 16th day of each month thereafter until January 16, 1998, at which time 2,805 unvested Units will vest. Such vesting shall occur only if the employee is in the full-time employ of the Company or any subsidiary of the Company on each vesting date. At its February 12, 1996 meeting, the Company's Board of Directors amended the monthly vesting provisions so that in the event of a participant's termination of employment, the vesting would be accelerated to include the entire plan year in which such employment terminated.

8. In April 1996, the Company's Board of Directors agreed that if the merger of the Company with a subsidiary of TBC Corporation ("TBC") or with TBC, Messrs. Siipola and Mehlfeldt will resign their positions with the Company and will each receive a lump sum payment of $208,613 and $186,654, respectively, rather than the payments of base salary as provided for under the Company's Executive Management Severance Policies. In addition, the Board of Directors agreed that the Company would continue to provide fifteen (15) months medical and dental insurance benefits, or until such time as other employment has been secured, and it would repurchase the 66,648 units under each of the SAR Agreements of Messrs. Siipola and Mehlfeldt for a total amount of $174,951 each. Although the parties are in agreement, as of April 26, 1996, the Separation Agreements have not yet been finalized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: April 29, 1996

                         BIG O TIRES, INC., a Nevada corporation

                         By:  /S/ JOHN E. SIIPOLA
                              ------------------------------------
                              John E. Siipola
                              Member of the Office of the
                              Chief Executive and Chairman

                         By:  /S/ HORST K. MEHLFELDT
                              ------------------------------------
                              Horst K. Mehlfeldt
                              Member of the Office of the
                              Chief Executive and Vice-Chairman

                         By:  /S/ STEVEN P. CLOWARD
                              ------------------------------------
                              Steven P. Cloward
                              Member of the Office of the
                              Chief Executive and President

                         By:  /S/ JOHN B. ADAMS
                              ------------------------------------
                              John B. Adams
                              Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATE              NAME AND TITLE                            SIGNATURE
- ----              --------------                            ---------
April 29, 1996    John E. Siipola                           JOHN E. SIIPOLA
                  Director, Member of the Office of the
                  Chief Executive and Chairman of
                  the Board

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

                  Everett H. Johnston                       EVERETT H. JOHNSTON
                  Director

                  Robert K. Lallatin                        ROBERT K. LALLATIN
                  Director

                  Ralph J. Weiger                           RALPH J. WEIGER
                  Director

                  C. Thomas Wernholm                        C. THOMAS WERNHOLM
                  Director

April 29, 1996
                                               By:  /s/ JOHN B. ADAMS
                                                    ---------------------------
                                                    John B. Adams
                                                    Attorney-in-Fact