Form 10-Q
period 1996-03-31
BIG O TIRES INC
filed 1996-05-15
CIK 718082

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification Number)

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
Yes   X    No
    ----      ----

The number of shares of registrant's common stock outstanding on May 9, 1996 was 3,317,916.

The total number of pages is 14.

                              BIG O TIRES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                   (000s)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1996            1995
                                                                      ----------     -----------
ASSETS                                                                Unaudited
- ----------------------------------                                    ----------
CURRENT ASSETS:
  Cash and cash equivalents                                            $    546      $  1,094
  Trade accounts receivable, net of allowance for doubtful accounts      10,196         9,255
  Other receivables                                                         981           242
  Current portion of notes receivable                                       585           515
  Inventories                                                            17,535        13,249
  Retail stores under development                                         2,343         4,861
  Deferred income taxes                                                   2,731         2,654
  Other current assets                                                      420           769
                                                                       --------      --------
      Total current assets                                               35,337        32,639
                                                                       --------      --------
NOTES RECEIVABLE, net of current portion                                  3,172         2,656
                                                                       --------      --------

PROPERTY, PLANT AND EQUIPMENT                                            21,702        21,592
  Less accumulated depreciation and amortization                         (5,552)       (5,266)
                                                                       --------      --------
                                                                         16,150        16,326
INTANGIBLE AND OTHER ASSETS:
  Distribution rights                                                     8,730         8,799
  Equity in joint ventures and unconsolidated subsidiaries                  765           877
  Other                                                                   2,108         2,097
                                                                       --------      --------
                                                                         11,603        11,773
                                                                       --------      --------
      TOTAL ASSETS                                                     $ 66,262      $ 63,394
                                                                       --------      --------
                                                                       --------      --------




               -See notes to consolidated financial statements.

                                        BIG O TIRES, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                             (000s)


                                                   MARCH 31,     DECEMBER 31,
                                                     1996            1995
                                                   ---------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY               UNAUDITED

CURRENT LIABILITIES:
 Accounts payable                                   $ 4,898         $ 1,882
 Accrued expenses                                     3,000           2,691
 Warranty reserve                                     4,475           4,350
 Current portion of long-term debt and capital
  lease obligations                                   1,705           1,675
                                                    -------         -------
     Total current liabilities                       14,078          10,598
                                                    -------         -------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
 net of current portion                              12,594          13,860
                                                    -------         -------
OTHER LONG-TERM LIABILITIES                           1,321           1,337
                                                    -------         -------
EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATIONS                --             192
                                                    -------         -------
SHAREHOLDERS' EQUITY:
 Common stock                                           335             335
 Capital contributed in excess of par                15,544          15,544
 Retained earnings                                   22,602          21,962
                                                    -------         -------
                                                     38,481          37,841
 Less: Employee stock ownership plan obligations         --            (192)
       Deferred stock grant compensation                (91)           (121)
       Treasury stock                                  (121)           (121)
                                                    -------         -------
                                                     38,269          37,407
                                                    -------         -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $66,262         $63,394
                                                    -------         -------
                                                    -------         -------


                         See notes to consolidated financial statements.

                                        BIG O TIRES, INC.
                           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          (000s except for share and per share amounts)

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                   ---------------------------
                                                       1996            1995
                                                   ----------       ----------
NET SALES:
 Product and franchising                             $ 29,889         $ 29,153
 Real estate                                            3,282               --
                                                   ----------       ----------
                                                       33,171           29,153

COST OF SALES:
 Product and franchising                               22,656           22,413
 Real estate                                            3,291               --
                                                   ----------       ----------
                                                       25,947           22,413

GROSS PROFIT:
 Product and franchising                                7,233            6,740
 Real estate                                               (9)              --
                                                   ----------       ----------
                                                        7,224            6,740

EXPENSES, net:
 Selling and administrative                             4,678            4,579
 Product delivery expense                                 896              851
 Interest expense                                         274              396
 Shareholder proposal expense                             186              321
 Loss on sale or closure of retail stores                  85               95
                                                   ----------       ----------
                                                        6,119            6,242
                                                   ----------       ----------
INCOME BEFORE INCOME TAXES                              1,105              498
                                                   ----------       ----------
PROVISION FOR INCOME TAXES:
 Current                                                  542              248
 Deferred                                                 (77)             (39)
                                                   ----------       ----------
                                                          465              209
                                                   ----------       ----------
NET INCOME                                         $      640       $      289
                                                   ----------       ----------
                                                   ----------       ----------
EARNINGS PER SHARE                                 $      .19       $      .09
                                                   ----------       ----------
                                                   ----------       ----------
WEIGHTED AVERAGE SHARES AND COMMON
STOCK EQUIVALENTS OUTSTANDING                       3,368,111        3,381,330
                                                    ---------        ---------
                                                    ---------        ---------

/Table>

                         See notes to consolidated financial statements.

                                BIG O TIRES, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000s)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          --------------------
                                                                            1996        1995
                                                                          -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   640      $   289
                                                                          -------      -------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Depreciation and amortization                                               305          299
  Amortization of intangibles                                                 103           99
  Other                                                                       477           52
  Cash flows from changes in working capital                                 (847)      (3,116)
                                                                          -------      -------
      Total adjustments                                                        38       (2,666)
                                                                          -------      -------
        NET CASH PROVIDED (USED)
        BY OPERATING ACTIVITIES                                               678       (2,377)
                                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable                                               (116)          --
  Payments received on notes receivable                                       144          128
  Proceeds from sales of property and equipment                                 5           26
  Proceeds from sales of equity investments in affiliates                     143           --
  Equity investments in affiliates                                            (28)          (2)
  Purchase of property and equipment                                         (138)      (8,420)
  Purchase of retail stores                                                    --         (122)
                                                                          -------      -------
          NET CASH PROVIDED (USED)
          BY OPERATING ACTIVITIES                                              10       (8,390)
                                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long-term debt                                                 --        6,850
  Principal payments on long-term debt and capital lease obligations       (1,236)        (700)
  Other                                                                        --           78
                                                                          -------      -------
          NET CASH PROVIDED (USED)
          BY FINANCING ACTIVITIES                                          (1,236)       6,228
                                                                          -------      -------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                    (548)      (4,539)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                      1,094        4,882
                                                                          -------      -------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                          $   546      $   343
                                                                          -------      -------
                                                                          -------      -------


               -See notes to consolidated financial statements.

                                        BIG O TIRES, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                             (000s)

                                                                  FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------      ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $  306       $  378
    Income taxes                                                      392           --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Accounts receivable transferred to long-term notes receivable       614          311
  Decrease in employee stock ownership plan obligations               192          269


               -See notes to consolidated financial statements.

                                BIG O TIRES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL  STATEMENTS
                          FOR THE THREE MONTHS ENDED
                           MARCH 31, 1996 AND 1995
                                 UNAUDITED

NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

REFERENCE TO ANNUAL REPORT:

These financial statements should be read in conjunction with the Annual Report on Form 10-K as amended on Form 10-K/A for the year ended December 31, 1995, since certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These interim financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

SHAREHOLDER PROPOSAL EXPENSE:

At the Annual Meeting of Shareholders held in June 1994, the shareholders adopted a resolution calling for the Company to engage an investment banker to evaluate all alternatives for enhancing the value of the Company. The cost associated with the implementation of the shareholder proposal was $186,000 and $321,000 for the three months ended March 31, 1996 and 1995, respectively.

MERGER AGREEMENT:

Effective April 30, 1996, the Company entered into a definitive Agreement and Plan of Merger ("Merger Agreement") with TBC Corporation ("TBC"), a Tennessee based marketer and distributor of tires and other automotive products and TBC's wholly owned subsidiary, TBCO Acquisition, Inc. ("TBCO"), under which TBC will acquire the Company in a merger and the Company's shareholders will receive $16.50 per share of common stock. The cash price is subject to a possible reduction based on a final tabulation of transaction costs and other expenses which the Company does not believe will result in material adjustments, if any. The transaction, which has been approved by the Board of Directors of each company, remains subject to certain regulatory approvals and the approval of the stockholders of the Company. Closing of the merger is expected to occur within approximatley 60 days from the signing of the definitive merger agreement.

Effective April 30, 1996, the Company entered into agreements with John E. Siipola, the Chairman of the Company, and with Horst K. Mehlfeldt, the Vice Chairman of the Company, that provide that if the above described merger is consummated, Messrs. Siipola and Mehlfeldt will resign their positions with the Company and will receive lump sum payments of $208,613 and $186,654, respectively, rather than severance pay in accordance with the Company's Executive Management Severance Pay Policy and that the Company would continue to provide medical and dental insurance benefits to Messrs. Siipola and Mehlfeldt and their eligible dependents for fifteen (15) months after the effective date of the merger or until they obtain other employment, whichever is earlier. In addition, the Company will repurchase 66,648 units under the Stock Appreciation Rights Agreements of Messrs. Siipola and Mehlfeldt for a total amount of $174,951 each. The agreements also provide that the stock options held by Messrs. Siipola and Mehlfeldt will be repurchased in accordance with the Merger Agreement.

By its terms, the Merger Agreement puts certain constraints on the Company's conduct of business pending the merger. These constraints provide that neither the Company nor any of its subsidiaries shall take any action except in the ordinary course of business and consistent with past practices, without prior written approval by TBC. The Merger Agreement also provides that approval be obtained from TBC prior to expenditures, contingent liabilities or the acquisition or disposition of assets which exceed $25,000.

STOCK APPRECIATION RIGHTS:

In February 1995, the Company's Board of Directors granted Stock Appreciation Rights ("SAR") to each of the three members of the Office of the Chief Executive ("OCE"). Each member of the OCE received a grant of 100,000 share equivalent units, each of which represents an equal undivided interest in the future appreciation in the value of a share of the Company's Common Stock. The SAR agreements provide, subject to certain vesting requirements, that each unit will entitle each member to receive, in cash only, the difference between the base value (as defined in each agreement) and the market value of a share of common stock on the exercise date. As of March 31, 1996, $216,000 has been accrued pursuant to these agreements, however this amount is subject to adjustment pursuant to the Merger Agreement and agreements with Messrs. Mehlfeldt and Siipola as noted above.

UNEARNED  STOCK COMPENSATION:

In connection with the restricted stock grants in 1994, unearned stock compensation of $520,000 was recorded which represents the non-vested portion of the restricted stock grants based upon the market price of the stock at the grant date. Compensation expense is being recognized over a vesting period of three to five years in accordance with the provisions of the Big O Tires, Inc. Long Term Incentive Plan ("LTI Plan").

STOCK-BASED COMPENSATION:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded.. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

FRANCHISE AND ROYALTY FEES:

The Company receives initial franchise fees and continuing royalty fees from its franchised Big O dealers which totalled $1,642,000 for the three months ended March 31, 1996, and $1,557,000 for the three months ended March 31, 1995.

EARNINGS PER SHARE:

Earnings per share is computed using the weighted-average number of outstanding shares during each period presented. Common stock equivalents are included but did not have a material effect on the computation.

LITIGATION:

As a franchisor and wholesale distributor, the Company licenses the use of its trade names, service marks and trademarks to the Company's franchisees and other licensees and distributes tire products manufactured by the Company's suppliers ("Suppliers") under the Company's trade names and trademarks. As a result, the Company has been named as a defendant in a number of lawsuits alleging negligent acts and/or omissions by the Company's franchisees of alleged defective workmanship and/or materials of the products produced by the Suppliers. As of March 31, 1996, there were 45 such lawsuits pending in which the Company was named as a defendant. Of those 45 lawsuits, only three directly involve the Company. The other 42 involve franchisees of the Company or alleged tire failures of its Suppliers. In most of the 45 lawsuits in which the Company is named as a defendant, the claims for damages are not specific.
It is possible that a judgment may be rendered against the Company in one or more of these lawsuits but the Company is unable to estimate the amount of any such possible judgments. Over the past five years, the judgments that have been rendered against the Company and settlements made by the Company in lawsuits similar to the 45 lawsuits have not resulted in material losses to the Company. Therefore, based upon such history, the Company does not believe that the Company will suffer any material loss as a result of the 45 lawsuits pending against the Company on March 31, 1996.

The Company requires that both the Company's franchisees and Suppliers indemnify and protect the Company against claims resulting from the alleged negligent acts and/or omissions of the franchisees and the alleged defects in workmanship and/or materials of its Suppliers. In addition, the Company carries its own insurance. The 42 lawsuits referred to above are being defended by attorneys who have been retained by the applicable insurance companies and the Company is not actively involved in the defense thereof. Historically, the Company has been able to rely upon its franchisees and Suppliers and their insurance carriers to defend, protect and indemnify the Company against such types of lawsuits. Accordingly, even if a judgment is rendered against the Company in any of these lawsuits, because of the insurance and indemnities described above, management does not believe that the Company would incur any loss as a result of any such judgment.

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


LIQUIDITY AND  CAPITAL RESOURCES:

SHAREHOLDER PROPOSAL, MERGER AGREEMENT AND RELATED MATTERS

In June 1994, the shareholders adopted a proposal requesting the Company to engage an investment banker to evaluate all alternatives to enhance the values of the Company. In implementing this shareholder proposal, the Board of Directors established the Investment Committee of the Board which retained PaineWebber Incorporated ("PaineWebber") to fulfill this shareholder proposal.

Effective April 30, 1996, Big O Tires, Inc. (the "Company") entered into a definitive Agreement and Plan of Merger ("Merger Agreement") with TBC Corporation ("TBC") and TBC's wholly owned subsidiary, TBCO Acquisition, Inc. ("TBCO"). The Merger Agreement provides that TBC, through its subsidiary, TBCO, will acquire the Company in a merger in which the Company's stockholders will receive a cash price of $16.50 per share of the Company's common stock, subject to a possible reduction based on a final tabulation of transaction costs and other expenses, which is not expected to result in a material adjustment. The merger is subject to certain regulatory approvals and the approval of the Company's stockholders. Among other conditions, the consummation of the merger also is subject to TBC obtaining satisfactory financing. The consummation of this Merger Agreement with TBC will have an unknown impact on liquidity and capital resources.

Prior to executing the Merger Agreement, the Company amended the Rights Agreement to specifically exclude from the definition of an "Acquiring Person," TBC, TBCO, and any other person who may be deemed to be the beneficial owner of the Company's common stock because of the execution and delivery of the Merger Agreement, so long as such persons are not the beneficial owners of any capital stock of the Company other than (a) pursuant to the Merger Agreement, (b) common stock owned by such persons prior to April 30, 1996, (c) common stock acquired by any of such persons from any other of such persons, (d) common stock or other securities acquired by such persons in transactions or types of transactions that are approved in advance by the Investment Committee of the Board of Directors of the Company and (e) common stock other than as described above not exceeding 1% of the shares of common stock then outstanding; and any other person that beneficially owns common stock as of April

30, 1996, but does not thereafter become the beneficial owner of any additional common stock exceeding 1% of the shares of common stock then outstanding.

Effective April 30, 1996, the Company entered into agreements with John E. Siipola, the Chairman of the Company, and with Horst K. Mehlfeldt, the Vice Chairman of the Company, that provide that if the above described merger is consummated, Messrs. Siipola and Mehlfeldt will resign their positions with the Company and will receive lump sum payments of $208,613 and $186,654, respectively, rather than severance pay in accordance with the Company's Executive Management Severance Pay Policy and that the Company would continue to provide medical and dental insurance benefits to Messrs. Siipola and Mehlfeldt and their eligible dependents for fifteen (15) months after the effective date of the merger or until they obtain other employment, whichever is earlier. In addition, the Company will repurchase 66,648 units under the Stock Appreciation Rights Agreements of Messrs. Siipola and Mehlfeldt for a total amount of $174,951 each. The agreements also provide that the stock options held by Messrs. Siipola and Mehlfeldt will be repurchased in accordance with the Merger Agreement.

By its terms, the Merger Agreement puts certain constraints on the Company's conduct of business pending the merger. These constraints provide that neither the Company nor any of its subsidiaries shall take any action except in the ordinary course of business and consistent with past practices, without prior written approval by a representative of TBC and TBCO. The Merger Agreement also provides that approval be obtained from TBC and TBCO prior to expenditures, contingent liabilities or the acquisition or disposition of assets which exceed $25,000.

WORKING CAPITAL

At March 31, 1996, the Company had $21,259,000 in working capital (defined as current assets less current liabilities), which represented a net decrease of $782,000 from December 31, 1995. Primary uses of working capital included purchases of equipment of $138,000, and principal payments on long term debt and capital lease obligations of $1,236,000.

These uses were partially offset by working capital derived from payments received on long term notes receivable of $144,000 and working capital provided by operations of $678,000.

REAL ESTATE DEVELOPMENT

The Company's real estate development program involves Big O retail store site selection and development by one of the Company's subsidiaries, and the subsequent sale of these developed store sites to franchisees that qualify for Small Business Administration ("SBA") guaranteed loans. Significant financing is currently required by the Company, which is planned to be repaid as the SBA guaranteed financing is obtained by the prospective franchisee. The Company anticipates funding future projects through its revolving line of credit, joint ventures or directly with developers, although funding needs may change dramatically as a result of completion of the Merger Agreement with TBC and TBCO.

The Company sold five projects during the first three months of 1996.

CAPITAL EXPENDITURES

At March 31, 1996, the Company's subsidiary that is implementing the real estate development program had approximately $2.3 million invested in construction in progress for Big O retail store sites, a decrease of $2.5 million since December 31, 1995, primarily due to the sale of five development projects during the first three months of 1996 and investments of $737,000 in new sites. Additional capital expenditures are anticipated in connection with these real estate development activities, which are anticipated to be funded through the Company's revolving line of credit, joint ventures or directly with developers, subject to change as a result of the Merger described above.

FINANCIAL COMMITMENTS

The Company's current operations are primarily funded through its operating cash flow and its $20 million revolving line of credit with The First National Bank of Chicago ("First Chicago") which has a 1996 sub-limit of $8 million for construction and permanent financing pursuant to the Company's real estate development program.

Management's discretion with respect to certain business matters is limited by financial and other covenants contained in loan agreements with First Chicago, the senior note holders, Kelly-Springfield Tire Company (a division of the Goodyear Tire & Rubber Company) and other lenders. These covenants, among other things, limit or prohibit the Company from (i) paying dividends on its capital stock, (ii) incurring additional indebtedness, (iii) creating liens on or selling certain assets, (iv) making certain loans, investments, or guarantees,
(v) violating certain financial ratios (vi) repurchasing shares of its common stock, (vii) making certain capital expenditures, and (viii) merging or selling substantially all of its assets. At March 31, 1996, the Company was in compliance with all of these covenants. The proposed Merger Agreement with TBC may constitute a violation of certain covenants.

The Company's continuing guarantees at March 31, 1996 were comprised principally of the following:

      Retail store financing                   $     6.2 million
      Notes receivable guarantees                    1.4 million
      Real estate lease guarantees                   6.3 million
      Denver, RSC mortgage loan                      2.7 million

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

ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR, LONG LIVED ASSETS TO BE DISPOSED OF effective January 1, 1996. The adoption of this SFAS did not have a material effect on the Company's financial position or results of operations for the three months ended March 31, 1996.

The Company implemented SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION effective January 1, 1996, by electing to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The implementation of this SFAS did not have an effect on the Company's financial position or results of operations for the three months ended March 31, 1996.

RESULTS OF OPERATIONS:

REVENUES

Net sales for the first quarter of 1996 increased $4,018,000 as compared to the first quarter of 1995. The sale of Big O brand units decreased by approximately 22,000 units (a decrease of 6.3%) during the first quarter of 1996 as compared to the first quarter of 1995. The sale of other new tires increased by approximately 11,800 units (an increase of 10.7%) during the same period. The average selling price of Big O brand units increased by $2.63 per unit (an increase of 4.7%) for the first quarter of 1996 as compared to the first quarter of 1995. The average selling price of other new tires increased by $0.49 per unit (an increase of 1.3%) during this same period.

The increase in sales for the first quarter of 1996 as compared to the first quarter iof 1995 included an increase of $3,282,000 from the sale of five Company developed real estate projects during the first quarter of 1996. Other increases include additional sales to new franchisee owned stores of approximately $1,484,000, an increase in royalty fees of $85,000, additional sales due to new Company-owned stores of approximately $161,000 and additional sales to the Canadian licensees of approximately $185,000. These increases were partially offset by decreases due to closed franchisee owned stores of approximately $460,000 and a decrease in sales to previously existing franchisee owned stores of approximately $825,000.

GROSS PROFIT

Gross profit for the first quarter of 1996 increased by $484,000 as compared to the first quarter of 1995, net of a decrease of $9,000 related to real estate sales. The Company's product and franchising gross margin was 24.2% for the first quarter of 1996 which represented an increase of 1.1% as compared to the first quarter of 1995. An increase in gross profit of $178,000 was attributable to the higher sales volume, along with an increase in gross profit of $315,000 due to the 1.1% increase in gross margin.

The increase in gross margin was primarily due to increased Company-owned retail store sales and franchise revenues and reduced inventory writedowns. An offsetting decrease in gross margin was associated with increased warranty adjustment expense.


NET EXPENSES

Net expenses for the first quarter of 1996 decreased by $123,000 from the first quarter of 1995. Product delivery expenses increased by $45,000 primarily due to increased delivery expenses associated with the Las Vegas Distribution Center which opened in the latter part of the first quarter 1995. In addition, net expenses decreased by $135,000 for expenses related to the implementation of the shareholder proposal which was approved at the June 1994 Shareholders Meeting.

Selling and administrative expenses increased by $99,000 during the first quarter of 1996 as compared to the first quarter of 1995. This increase was primarily due to an increase in bad debt expense ($190,000), expense associated with an additional Company-owned retail store ($69,000), and increased advertising costs ($50,000). These increases were partially offset by decreases in payroll and payroll related expenses.

Interest expense decreased by $122,000 for the first quarter of 1996 as compared to the same period for 1995. This decrease was primarily due to decreased borrowings under the Company's line of credit during the first quarter of 1996 as compared to the first quarter of 1995. Borrowings were higher during the first quarter of 1995 due to financing needs for the consolidation of three of the Company's RSC's into the new Las Vegas RSC.

[cad 228]e
                                  PART II

                             OTHER INFORMATION


Item 5.   OTHER INFORMATION.

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits.

          None

     b.   Reports on Form 8-K

       1. On March 18, 1996, the Company filed a current Report on Form 8-K reporting under ITEM 5 that the Company had entered into a Letter of Intent with TBC Corporation ("TBC") relating to TBC's proposed acquisition of all the outstanding shares of the Company in a transaction in which the Company would be merged into a subsidiary of TBC. The Company also announced that it terminated the Merger Agreement dated July 24, 1995, between the Company and the companies formed by a group consisting of certain of the Company's management and a group of the Company's franchised dealers. The Company also filed under ITEM 7 the press release dated March 14, 1996 regarding the Letter of Intent dated March 13, 1996, between the Company and TBC.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1996


                                     BIG O TIRES, INC.

                                     By:
                                         ------------------------
                                         John B. Adams
                                         Executive Vice President
                                         and Principal Financial
                                         Officer

                                     By:
                                         ------------------------
                                         John B. Adams
                                         Principal Accounting
                                         Officer